Form 10QSB
period 1997-09-30
UNITED TENNESSEE BANKSHARES INC
filed 1997-12-24
CIK 1045689

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT

          Commission File Number:  333-36465

                UNITED TENNESSEE BANKSHARES, INC.
                ---------------------------------
       (Exact Name of Small Business Issuer as Specified
                        in its Charter)

         TENNESSEE                             REQUESTED
         ---------                             ---------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)


    344 BROADWAY, NEWPORT, TENNESSEE             37821
    --------------------------------             -----
(Address of Principal Executive Offices)      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (423) 623-6088
                                                 --------------

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes [] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  0
                                                           ---

Transitional Small Business Disclosure Format (Check one):
   Yes [  ]  No [X]

                       CONTENTS

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition as of
     September 30, 1997 (Unaudited) and December 31, 1996

     Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended September 30, 1997 and
     1996 (Unaudited)

     Consolidated Statements of Changes in Equity for the Nine-Month Period Ended September 30, 1997 (Unaudited)

     Consolidated Statements of Cash Flows for the Nine-Month
     Periods Ended September 30, 1997 and 1996 (Unaudited)

     Notes to Consolidated Financial Statements for the
     Nine-Month Period Ended September 30, 1997 (Unaudited)

  Item 2.  Management's Discussion and Analysis or Plan of
           Operation

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

     United Tennessee Bankshares, Inc. does not have any assets or liabilities. It is expected to become the holding company for Newport Federal Savings and Loan Association following Newport Federal's pending conversion from mutual to stock form. This report presents information about United Tennessee Bankshares, Inc. and/or Newport Federal, as appropriate. For additional information, including definitions of terms not defined herein, see United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2 (File No. 333-36465).

   NEWPORT FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                               September 30,
                                                   1997          December 31,
                                                (Unaudited)          1996
                                               -------------    -------------
          ASSETS                                       (In thousands)
          ------
Cash and amounts due from depository
  institutions                                  $     3,321      $     2,889
Investment securities:
 Available for sale, at fair value                   12,906           11,689
 Held to maturity, at amortized cost                  1,058            1,212
Loans receivable, net                                46,779           44,230
Premises and equipment, net                             201              228
Foreclosed real estate - held for sale                   60               --
Accrued interest receivable                             332              294
Other assets                                            203               69
                                                -----------      -----------
Total assets                                    $    64,860      $    60,611
                                                ===========      ===========
       LIABILITIES AND EQUITY
       ----------------------

Liabilities:
 Deposits                                       $    57,087      $    53,767
 Accrued interest payable                               259              226
 Deferred income taxes                                  553              484
 Other liabilities                                      210               31
                                                -----------      -----------
  Total liabilities                                  58,109           54,508
                                                -----------      -----------
Commitments and contingencies                            --               --

Equity:
 Retained earnings                                    6,064            5,632
 Net unrealized gain on investment
  securities - net of taxes                             687              471
                                                -----------      -----------
  Total equity                                        6,751            6,103
                                                -----------      -----------

Total liabilities and equity                    $    64,860      $    60,611
                                                ===========      ===========

The accompanying notes are an integral part of these financial statements.

   NEWPORT FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1997 AND 1996

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                  1997       1996       1997       1996
                                                --------   --------   --------   --------
                                                    (Unaudited - Dollars in thousands)
Interest income:
 Loans                                             $  1,037   $    969   $  2,995   $  2,772
 Investment securities                               239        196        677        529
 Other interest - earning assets                      39         34        108         73
                                                --------   --------   --------   --------
  Total interest income                            1,315      1,199      3,780      3,374

Interest expense on deposits                         688        631      1,992      1,766
                                                --------   --------   --------   --------
Net interest income                                  627        568      1,788      1,608

Provision for loan losses                             30         --        120         --
                                                --------   --------   --------   --------
Net interest income after provision
  for loan losses                                    597        568      1,668      1,608
                                                --------   --------   --------   --------
Noninterest income:
 Deposit account service charges                      17         20         34         60
 Loan service charges and fees                        22         15         50         42
 Net gain (loss) on sales of investment
  securities available for sale                       --         --         --         (4)
 Other                                                 3          8          8         19
                                                --------   --------   --------   --------
     Total noninterest income                         42         43         92        117
                                                --------   --------   --------   --------
Noninterest expense:
 Compensation and benefits                           188        122        635        366
 Occupancy and equipment                              31         29        111        106
 Federal deposit insurance premiums                    9        353         32        419
 Data processing fees                                 31         31         80         79
 Advertising and promotion                            12          6         36         33
 Net (gain) loss on foreclosed real estate            (1)        --         (1)         1
 Other                                                33         71        135        168
                                                --------   --------   --------   --------
     Total noninterest expense                       303        612      1,028      1,172
                                                --------   --------   --------   --------
Income (loss) before income taxes (benefit)          336         (1)       732        553

Income taxes (benefit)                               141        (21)       300        163
                                                --------   --------   --------   --------
Net income                                      $    195   $     20   $    432   $    390
                                                ========   ========   ========   ========


Earnings per share-primary and fully diluted       N/A        N/A        N/A        N/A
                                                ========   ========   ========   ========

Weighted average number of shares-primary
  and fully diluted                                N/A        N/A        N/A        N/A
                                                ========   ========   ========   ========

The accompanying notes are an integral part of these financial statements.

  NEWPORT FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
      FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

                                                          Net
                                                       Unrealized
                                                        Gain On
                                            Retained   Investment    Total
                                            Earnings   Securities    Equity
                                           ----------  ----------  ----------
                                               (Unaudited - In thousands)
Balances, beginning of period              $    5,632  $      471  $    6,103

Net income                                        432          --         432

Change in net unrealized gain on investment
  securities                                       --         216         216
                                           ----------  ----------  ----------

Balances, end of period                    $    6,064  $      687  $    6,751
                                           ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

   NEWPORT FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                                Nine Months Ended
                                                   September 30,
                                               --------------------
                                                 1997        1996
                                               --------    --------
                                            (Unaudited - In thousands)
Operating Activities:
 Net income                                    $    432    $    390
                                               --------    --------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                        120          --
   Depreciation                                      36          36
   Net (gain) loss on sales of foreclosed
    real estate                                      --          (5)
   Federal home loan bank stock dividends           (28)        (26)
   Net (gain) loss on sales of investment
    securities available for sale                    --           4
   Deferred income taxes (benefit)                  (64)         --
   (Increase) Decrease in:
    Accrued interest receivable                     (38)        (90)
    Other assets                                   (134)        (47)
   Increase (Decrease) in:
    Accrued interest payable                         33          61
    Other liabilities                               179         (20)
                                               --------    --------
     Total adjustments                              104         (87)
                                               --------    --------
Net cash provided by operating activities           536         303
                                               --------    --------
Investing Activities:
 Purchases of investment securities available
  for sale                                       (2,497)     (3,473)
 Proceeds from sales of investment securities
  available for sale                                 --       1,003
 Proceeds from maturities of investment
  securities available for sale                     120         500
 Principal payments received on investment
  securities available for sale                   1,536       1,057
 Purchases of investment securities held to
  maturity                                         (138)         --
 Proceeds from maturities of investment
  securities held to maturity                       292          --
 Net increase in loans                           (2,728)     (3,491)
 Purchases of plant and equipment, net               (9)        (22)
 Proceeds from sales of foreclosed real estate       --          --
                                               --------    --------
Net cash provided by (used in) investing
 activities                                      (3,424)     (4,426)
                                               --------    --------

The accompanying notes are an integral part of these financial statements.

  NEWPORT FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                                Nine Months Ended
                                                   September 30,
                                               --------------------
                                                 1997        1996
                                               --------    --------
                                            (Unaudited - In thousands)
Financing Activities:
 Net increase (decrease) in deposits           $  3,320    $  5,078
                                               --------    --------
Net increase (decrease) in cash and
  cash equivalents                                  432         955

Cash and cash equivalents, beginning of period    2,889       1,832
                                               --------    --------
Cash and cash equivalents, end of period       $  3,321    $  2,787
                                               --------    --------
Supplementary disclosures of cash flow
 information:
  Cash paid during the period for:
  Interest                                     $  1,959    $  1,705
  Income taxes                                 $    295    $    150

Supplementary disclosures of noncash
 investing activities:
  Sale of foreclosed real estate
   by origination of mortgage loans            $     --    $     61
  Acquisition of foreclosed real estate        $     60    $     49
  Change in unrealized gain on investment
   securities available for sale               $    348    $    (53)
  Change in deferred income taxes associated
   with unrealized gain on investment
   securities available for sale               $    132    $    (20)
  Change in net unrealized gain on investment
   securities available for sale               $    216    $    (33)


The accompanying notes are an integral part of these financial statements.

  NEWPORT FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
  THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 (UNAUDITED)


Note 1 - United Tennessee Bankshares, Inc.

United Tennessee Bankshares, Inc. ("Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Newport Federal Savings and Loan Association ("Association"), in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. On November 20, 1997, the Company commenced a subscription offering of its shares in connection with the conversion of the Association, which has not been completed. The Company had no assets prior to the conversion, and as of September 30, 1997 no stock had been issued as a result of the subscription offering.


Note 2 - Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the Association's audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented have been included. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

The consolidated financial statements include the accounts of the Association and its wholly owned subsidiary, NFS Service Corporation. The subsidiary was a service corporation whose only asset was a $15,000 investment in Data Services Corporation of Cincinnati, Ohio, which provides data processing services to the Association. The subsidiary had liabilities of $698 payable to the Association and shareholder's equity of $14,302 as of each of the interim dates presented. Results of operations of the subsidiary were $-0- for each of the interim periods presented. After September 30, 1997 the subsidiary's assets and liabilities were transferred to the Association and the subsidiary was dissolved. All intercompany accounts have been eliminated.


Note 3 - Earnings Per Share

As of September 30, 1997 the Association had issued no shares of common stock. Therefore, the consolidated statements of income do not disclose earnings per share as would otherwise be required.

Note 4 - Stock Conversion

In May 1997, the board of directors of the Association approved a plan of conversion from a mutual savings and loan association to a capital stock savings bank and the concurrent formation of a holding company. The conversion will be accomplished through amendment of the Association's charter and the sale of the holding company's common stock in an amount equal to the appraised consolidated pro forma market value of the holding company and the Association after giving effect to the conversion.

At the time of the conversion, the Association will establish a liquidation account in an amount equal to its capital as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible accountholders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible accountholders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible accountholder interest in the liquidation account. In the event of a complete liquidation, each eligible accountholder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Conversion costs are being deferred and will be deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. As of September 30, 1997 the amount of conversion costs that have been incurred and deferred was $63,220.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

GENERAL

     The principal business of Newport Federal Savings and Loan Association ("we," "us," etc.) consists of accepting deposits from the general public through our main office and branch office and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities which are guaranteed as to principal and interest by the FHLMC, GNMA or FNMA. We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC preferred stock.

     Our net income primarily depends on our net interest income, which is the difference between interest income earned on loans and investment securities and interest paid on customers' deposits. Our net income is also affected by noninterest income, such as service charges on customers' deposit accounts, loan service charges and other fees, and noninterest expense, primarily consisting of compensation expense, deposit insurance and other expenses incidental to our operations. Based on our review of our internal bookkeeping practices and our conferences with our third party service companies, we do not expect to incur significant additional bookkeeping, data processing or other expenses, and in particular we do not expect to encounter significant difficulties with our data processing service provider, in connection with issues related to the upcoming millennium (that is, "Year 2000" issues).

     Our operations and those of the thrift industry as a whole are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Our lending activities are influenced by demand for and supply of housing and competition among lenders and the level of interest rates in our market area. Our deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in our market area.

     The conversion will increase our capital by the amount of the net proceeds, after deduction of conversion-related expenses and the shares to be sold to the ESOP. Funds withdrawn from our deposits will decrease our interest-bearing liabilities, and new funds will increase our interest-earning assets. While we expect these changes to increase our net interest income, we also expect the conversion to increase our noninterest expenses by increasing our compensation and other operating expenses, particularly if the management recognition plan is implemented.

     For additional information, see also our holding company's
Registration Statement on Form SB-2 (File No. 333-36465).

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND
DECEMBER 31, 1996

     Total assets grew from December 31, 1996 to September 30, 1997 as total assets increased $4.2 million, or 7%, from $60.6 million at December 31, 1996 to $64.9 million at September 30, 1997. Investment securities available for sale increased $1.2 million or 10% from December 31, 1996 to September 30, 1997, while investment securities held to maturity decreased slightly. We purchased investment securities with funds received from increases in deposit accounts and because of a slight reduction in loan demand.

     Loans receivable increased slightly from December 31, 1996 to September 30, 1997 as originations exceeded repayments for the period by approximately $2.5 million. Our market area has experienced an increase in refinancing activity during this period.

     Total deposits increased $3.3 million or 6% from $53.8 million at December 31, 1996 to $57.1 million at September 30, 1997. The growth has been primarily due to larger institutions closing branches in the area and we have benefitted from new customer growth.

     Our equity increased $648,000 from $6,103,000 at December
31, 1996 to $6,751 at September 30, 1997. The increase was due to $432,000 of net income and an increase in our net unrealized gain on investment securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

     Net income for the nine months ended September 30, 1997 was $432,000, compared with $390,000 for the same period in 1996.
As discussed in more detail below, the $42,000 increase in net income primarily resulted from a $180,000 increase in net interest income, offset by $120,000 of additional provisions for loan losses, a $144,000 decrease in noninterest expense and a $137,000 increase in income tax expense.

     Interest Income. Interest income increased $406,000 from $3.4 million for the nine months ended September 30, 1996 to $3.8 million for the nine months ended September 30, 1997. The increase in total interest income was primarily due to a $1.9 million increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to increases in loans funded with similar increases in deposits. The average yield on interest-earning assets increased slightly from 8.01% for the nine months ended September 30, 1996 to 8.18% for the same period in 1997.

     The primary source of interest income during the nine months ended September 30, 1997 and 1996 was interest earned on loans receivable. Interest income from loans receivable increased $223,000 from $2.8 million for the nine months ended September 30, 1996 to $3.0 million for the same period in 1997. The increase was due to the $1.9 million increase in the average balance of loans receivable from $43.6 million for nine months ended September 30, 1996 to $45.5 million for the nine months ended September 30, 1997. The increase in interest income on loans receivable was also due to the 9 basis point increase in the average yield earned on loans receivable from 8.41% for the nine months ended September 30, 1996 to 8.50% for the same period in 1997. Interest income from investment securities increased $145,000 from $529,000 for the nine months ended September 30, 1996 to $674,000 for the same period in 1997. The increase was due to a $3.1 million increase in the average balance of investment securities coupled with a 2 basis point decrease in the average yield earned on investment securities. Other interest-earning assets also had slight increases in both the dollar volume and average yields earned on those assets for the nine months ended September 30, 1996 compared with the same period in 1997.

     Interest Expense. Interest expense consists of interest paid on customers' deposits as we have had no borrowed funds. Interest expense increased $226,000 from $1.8 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. The increase in interest expense on deposits was primarily due to the $4.6 million increase in the average balance of deposits. The average rate paid on deposits also decreased slightly from 4.81% for the nine months ended September 30, 1996 to 4.79% for the same period in 1997.

     Net Interest Income. Net interest income was $1.8 million and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in net interest income, was due to the $5.0 million increase in the average balance of interest-earning assets versus the $4.6 million increase in the average balance of interest-bearing liabilities. Our net interest rate spread remained relatively constant at 3.39% and 3.37% for the nine month periods ended September 30, 1997 and 1996, respectively.

     Provision for Loan Losses. We expensed $120,000 in loan loss provision for the nine months ended September 30, 1997, including $30,000 for the three months then ended, due in part to the continued growth in all categories of our loans receivable, which caused us to increase our loan loss reserve due to the inherent risks in all loans, especially new, unseasoned, ones, and due in part to increases in all categories of our nonperforming loans, which caused us to increase our loan loss reserve due to the higher risks in these deteriorated loans. We did not expense any provision for loan losses for the nine months ended September 30, 1996, based on our analysis as of that date, as described below.

     Provision for loan losses is based on our analysis of various factors which affect the loan portfolio and our desire to maintain an allowance for loan losses to provide for losses. In establishing the allowance for loan losses, we recognize that a substantial portion of our loans, including loans 90 or more days past due, are secured by mortgages on residential real estate. At September 30, 1997, the allowance for loan losses provided coverage of 127% of loans 90 or more days past due. Nonperforming assets as a percentage of total assets were .75% at September 30, 1997.

     Ultimate losses may vary from their estimates; however, estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. In addition, various regulatory agencies periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on judgments about information available to them at the time of their review.

     Noninterest Income. Noninterest income for the nine months ended September 30, 1997 and 1996 was $92,000 and $117,000, respectively. The decrease in noninterest income was primarily due to a $23,000 reduction in deposit account service charges. This reduction was a one-time adjustment on service charge accounts and management anticipates that deposit account service charges will return to historical levels in the future.

     Noninterest Expense. Noninterest expense for the nine months ended September 30, 1997 and 1996 totaled $1,028,000 and $1,172,000, respectively. The $144,000 net decrease in noninterest expense was primarily due to a $204,000 increase in compensation expense partially offset by a $360,000 decrease in federal deposit insurance premiums. The $204,000 increase in compensation expense was due to the implementation of a long-term incentive plan for our Board of Directors and general salary increases. The decrease in federal deposit insurance premiums is due to a decrease in the assessment rate imposed by the FDIC in 1997 after a one- time special assessment of $317,000 in 1996.

     Our operating efficiency ratio (noninterest expense divided by the total of net interest income and noninterest income) for the nine months ended September 30, 1997 and 1996 was 58.41% and 67.96%. The lower operating efficiency ratio for 1997 was due to one-time special FDIC assessment in 1996 which was partially offset by the expense recognized upon the implementation of our long-term incentive plan in 1997. Excluding these expenses, our adjusted operating efficiency ratio would have been improved slightly.

     Income Taxes. Our effective tax rates for the nine months ended September 30, 1997 and 1996 were 41% and 30%, respectively. The higher effective tax rate for the nine months ended September 30, 1997 was due to the effect of utilizing the six-year moving average method to determine our tax bad debt deductions and other changes as mandated by the Small Business Job Protection Act that Congress enacted in late 1996. We believe that our effective tax rate will be approximately 40% in future years. Our effective tax rate is greater than the statutory federal income tax rate of 34% primarily due to a 6% state excise tax rate.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits:

     The following exhibits are filed as a part of this report:

     2 1/        Plan of Conversion of Newport Federal Savings
                 and Loan Association
     3.1 1/      Charter of United Tennessee Bankshares, Inc.
     3.2 1/      Bylaws of United Tennessee Bankshares, Inc.
     4 1/        Form of Stock Certificate of United Tennessee
                 Bankshares, Inc.
     10.1 1/     Form of United Tennessee Bankshares, Inc. Stock
                 Option and Incentive Plan
     10.2 1/     Form of United Tennessee Bankshares, Inc.
                 Management Recognition Plan
     10.3(a) 1/  Employment Agreements between Newport Federal
                 Savings and Loan Association and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.3(b) 1/  Forms of Guarantee Agreements  between United
                 Tennessee Bankshares, Inc. and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.4 1/     Newport Federal Savings and Loan Association
                 Long-Term Incentive Plan
     10.5 1/     Newport Federal Savings and Loan Association
                 Deferred Compensation Plan
     27          Financial Data Schedule
_______________
1/   Incorporated by reference to United Tennessee Bankshares,
Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

Reports on Form 8-K:

     United Tennessee Bankshares, Inc. did not file a Current
Report on Form 8-K during the quarter covered by this report.

                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: December 23, 1997    /s/ Richard G. Harwood
                           ----------------------

                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)