Form 10KSB40
period 1997-12-31
UNITED TENNESSEE BANKSHARES INC
filed 1998-03-30
CIK 1045689

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                        Commission File Number: 0-23551


                       UNITED TENNESSEE BANKSHARES, INC.
               -------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          TENNESSEE                                        62-1710108
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


344 W. BROADWAY, NEWPORT, TENNESSEE                               37821-0249
-----------------------------------                             -------------
(Address of principal executive offices)                          (Zip Code)


    The registrant's telephone number, including area code: (423) 623-6088

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

The registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
YES   X     NO _____
    -----

The registrant's revenues for its most recent fiscal year were $5,119,977.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at March 20, 1998 was approximately $3,326,410 (based on 228,423 shares at the most recent trading price of which management was aware ($14,5625 on March 20, 1998)) (the registrant's employee stock ownership plan, directors' retirement plan and directors and executive officers have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at March 20, 1998 was 1,454,750.

Transitional small business disclosure format: No.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of 1997 Annual Report to Stockholders (the "Annual Report") (Parts I and II).

     2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. ("our holding company" or the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank ("us," "we," etc. or the "Bank") following our conversion from mutual to stock form (the "Conversion"), which occurred subsequent to our fiscal year end. On January 1, 1998, we consummated the Conversion, and the Company completed its offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of our capital stock with $7.1 million of the net offering proceeds. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. Accordingly, the information set forth in this report, including the audited financial statements and related data, relates primarily to us.

     Holding company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249, and its telephone number is (423) 623-6088.

     Newport Federal Bank. We were organized as a federally chartered mutual savings institution in 1934 as Newport Federal Savings and Loan Association. We currently operate through two full service banking offices located in Newport, Tennessee. At December 31, 1997, we had total assets of $90.0 million, deposits of $81.7 million and equity of $7.1 million, or 7.83% of total assets.

     Effective January 1, 1998, we became a stock savings bank and changed our name to Newport Federal Bank.

     We attract deposits from the general public and invest those funds in loans secured by first mortgages on owner-occupied single-family residences in our market area and, to a lesser extent, commercial real estate loans and consumer loans. We also maintain a substantial investment portfolio, primarily of mortgage-backed securities issued by the FNMA, FHLMC and GNMA, obligations of the federal government and agencies and investment-grade obligations of states and political subdivisions.

     We derive our income principally from interest earned on loans, investment securities and other interest-earning assets. Our principal expenses are interest expense on deposits and noninterest expenses such as employee compensation, deposit insurance and miscellaneous other expenses. Funds for these activities are provided principally by deposit growth, repayments of outstanding loans and investment securities, other operating revenues and, from time to time, advances from the Federal Home Loan Bank of Cincinnati.

     As a federally chartered savings institution, we are subject to extensive regulation by the OTS. Our lending activities and other investments must comply with various federal regulatory requirements, and the OTS periodically examines us for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation ("FDIC") also has the authority to conduct special examinations. We must also file reports with the OTS describing our activities and financial condition and are subject to certain monetary reserve requirements promulgated by the Federal Reserve Board.

PROPOSED LEGISLATIVE CHANGES

     Legislation recently introduced in Congress could have a profound impact on our operations. The legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. In its current form, the legislation would require all federally chartered savings associations to convert to national banks or state depository institutions effective by a to-be-specified date. Several Congressional Committees have developed differing versions of the bill, but no version has been approved by either house of Congress, and the legislation is subject to revision.

MARKET AREA

     Our primary market area is Cocke County, Tennessee. To a lesser extent, we accept deposits and offer loans in surrounding areas.

     Cocke County is primarily rural, with a population of approximately 32,000 persons and relatively high unemployment levels and low income levels. Approximately one-third of the county comprises Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been significantly above the national rate and somewhat below the state rate (since 1990, 10.0% compared with 7.7% and 10.6%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been significantly higher than state and national levels (for June 1997, 7.1% compared with 5.8% and 5.2%, respectively), and income levels have been substantially lower than state and national averages (for 1997, $11,800 compared with $16,600 and $18,100, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

     The economy in our primary market area includes a variety of industries, including farming, manufacturing, services, retail and wholesale trade and tourism. Significant employers include Hunt Wesson in the food processing industry and Falcon Products in the furniture industry.

COMPETITION

     We experience substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

     Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks. Significant competition for our other deposit products and services comes from money market mutual funds and brokerage firms. Our direct competitors include three banks, two of which are branches of large regional banks headquartered outside our market area, and one branch of a credit union headquartered outside our market area. The primary factors in competing for loans are interest rates and loan origination fees and the quality and range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers and mortgage brokers.

     Our principal primary competition comes from financial institutions headquartered in our primary market area and from various non-local commercial banks that have branch offices located in our primary market area. Many competing financial institutions have financial resources substantially greater than ours and offer a wider variety of deposit and loan products. Our principal competitive strategy has been to emphasize quality customer service.

LENDING ACTIVITIES

     We principally originate loans secured by mortgages on single-family residences in our primary market area. We also make commercial real estate loans and a variety of consumer loans.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 1997, the maximum amount that we could have lent to any one borrower without prior OTS approval under those regulations was approximately $1.0 million. At that date, the largest aggregate amount of loans that we had outstanding to any one borrower was $499,000, we had a total of six lending relationships with aggregate loan amounts over $250,000, and none of these loans was nonperforming. For additional information, see " -- Regulation of the Bank -- Limits on Loans to One Borrower."

     Loan Portfolio Composition. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At December 31, 1997, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                At December 31,
                                             -----------------------------------------------------
                                                   1997               1996              1995
                                             -----------------  -----------------  ---------------
                                              Amount      %     Amount       %     Amount      %
                                             -------   -------  ------    -------  ------   ------
                                                            (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
 One- to four-family residential...........  $40,482     82.0%  $39,549     86.6%  $36,534   86.8%
 Commercial................................    3,493      7.1     2,265      5.0     1,370    3.3
 Construction..............................    3,266      6.6     1,889      4.1     2,341    5.6

Consumer loans:
 Automobile................................      646      1.3       664      1.4       514    1.2
 Loans to depositors, secured by deposits..      634      1.3       509      1.1       588    1.4
 Home equity and second mortgage...........      243       .5       234      0.5       233    0.5
 Other.....................................      608      1.2       565      1.3       512    1.2
                                             -------   ------   -------   ------   -------  -----
                                              49,372    100.0%   45,675    100.0%   42,092  100.0%
                                             -------   ======   -------   ======   -------  =====

Less:
 Loans in process..........................    1,308                688                980
 Deferred fees and discounts...............      278                263                251
 Allowance for loan losses.................      628                494                496
                                             -------            -------            -------
  Total....................................  $47,158            $44,230            $40,365
                                             =======            =======            =======

     Loan Maturity Schedules. The following table sets forth information about dollar amounts of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause our repayment experience to differ from that shown below.

                                                                                         Due After          Due After
                                                       Due During the Year Ending        3 Through          5 Through
                                                             December 31,              5 Years After      10 Years After
                                                      ----------------------------
                                                        1998      1999      2000     December 31, 1997  December 31, 1997
                                                      -------   --------  --------   -----------------  -----------------
                                                                                                          (In thousands)

Real estate loans:
  One- to four-family residential.............        $   84      $ 232     $ 515          $1,018            $3,962
  Commercial..................................            --          8        81             211               851
  Construction................................         3,266         --        --              --                --
Consumer......................................           890        234       317             642                 6
                                                      ------      -----     -----          ------            ------
     Total....................................        $4,240      $ 474     $ 913          $1,871            $4,819
                                                      ======      =====     =====          ======            ======
                                                           Due After
                                                          10 Through              Due After 15
                                                         15 Years After            Year After
                                                        December 31, 1997      December 31, 1997     Total
                                                        -----------------      -----------------    -------

Real estate loans:
  One- to four-family residential.............              $14,339                  $20,332        $40,482
  Commercial..................................                2,130                      212          3,493
  Construction................................                   --                       --          3,266
Consumer......................................                   22                       20          2,131
                                                            -------                  -------        -------
     Total....................................              $16,491                  $20,564        $49,372
                                                            =======                  =======        =======

     The following table sets forth information about dollar amounts of our loans due one year or more after December 31, 1998 that had predetermined interest rates and that had adjustable interest rates at that date.

                                    Predetermined          Floating or
                                        Rate             Adjustable Rates
                                    -------------        ----------------
                                              (In thousands)

Real estate loans:
 One- to four-family residential..        $ 8,618              $31,780
 Commercial.......................            600                2,893
 Construction.....................             --                   --
Consumer..........................          1,241                   --
                                          -------              -------
  Total...........................        $10,459              $34,673
                                          =======              =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Loan Originations, Purchases and Sales. The following table sets forth information about our loan originations during the periods indicated. We do not purchase or sell loans.

                                        Year Ended December 31,
                                       --------------------------
                                         1997     1996     1995
                                         ----     ----     ----
                                             (In thousands)
Real estate loans:
    One- to four-family residential..   $ 7,169  $ 8,305  $ 6,459
    Commercial.......................     1,393    1,439    1,226
    Construction.....................     3,862    2,770    2,750
  Consumer loans.....................     1,115    1,081    1,014
                                        -------  -------  -------
     Total loans originated..........   $13,539  $13,595  $11,449
                                        =======  =======  =======

     One- to Four-Family Residential Lending. Our principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in our primary market area. We also originate significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $40,000 and $70,000, with our original loan amounts averaging approximately $45,000. At December 31, 1997, $40.5 million, or 82%, of our total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in our primary market area. At December 31, 1997, $31.9 million, or 79%, of our one- to four-family residential loans had adjustable interest rates, and $8.6 million, or 21% had fixed rates. During the year ended December 31, 1997, we originated $8.9 million of adjustable rate loans, which was approximately 72% of total mortgage loan originations for that period, and at that date we had $1.9 million of loan commitments, 87% of which were for adjustable rate loans.

     Our one- to four-family residential mortgage loans may have adjustable or fixed rates of interest. These loans generally are for terms of up to 25 years for adjustable rate loans and 15 years for fixed rate loans, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit us to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

     While it is not our policy to sell our loans in the secondary market, our one- to four-family residential mortgage loans generally are underwritten in accordance with applicable underwriting guidelines and documentation requirements published by the FNMA and FHLMC for loans to be eligible for sale to them, except, as to approximately 95% of these loans, with respect to their requirements with respect to mortgaged properties (for example, in light of our experience in our market area, we often do not require homes to have air conditioning or a complete survey or independent appraisal, and we occasionally do not require contractors to be licensed).

     Our lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance or other enhancement required on loans with loan-to-value ratios in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is limited to 75%.

     Our adjustable rate one- to four-family residential mortgage loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity of one year. The rates at which interest accrues on these loans typically are adjustable annually, often after an initial period of up to five years before the first rate adjustment, generally with limitations on adjustments of two percent per adjustment period, and six percent over the life of the loan, and an interest rate floor equal to the initial interest rate on the loan. While our adjustable rate loans frequently are originated with initially discounted interest rates, such loans are underwritten and borrowers are qualified based on the fully indexed interest rate. Our adjustable rate loans do not permit negative amortization.

     Adjustable rate loans help reduce our exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate loans may increase due to increases in interest costs to borrowers. Further, adjustable rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable rate loans allow us to increase the sensitivity of our interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to refinance the loans. Accordingly, we can give no assurance that yields on our adjustable rate loans will fully adjust to compensate for increases in our cost of funds. Finally, adjustable rate loans increase our exposure to decreases in prevailing market interest rates, although decreases in our cost of funds and our interest rate adjustment limitations and floor tend to offset this effect.

     We offer loans to individuals for construction of one- to four-family owner-occupied residences located in our primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 1997, our loan portfolio included $3.3 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, we also offer loans to qualified builders for the construction of one- to four-family residences located in our primary market area. Because such homes are intended for resale, such loans generally are not covered by permanent financing commitments by us. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as our permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to our permanent mortgage loan financing prior to receiving construction financing for the subject property.

     Construction financing involves a higher degree of risk of loss than long-term financing on existing, improved, occupied real estate. Risk of loss on a construction loan depends upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could cause delays and cost overruns. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of construction. If the estimate of value is inaccurate, we may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment. The ability of a builder to sell completed residences will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. We have tried to minimize this risk by limiting construction lending to qualified borrowers in our market area and by limiting the aggregate amount of outstanding construction loans.

     Commercial Real Estate Lending. We originate limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. Our commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 1997, we had 81 of these loans totaling $3.5 million, with a median loan balance of approximately $65,000, none of which
had a balance exceeding $380,000.   None of these loans was classified as
substandard, doubtful or loss or designated as special mention at that date.
For information about our asset classification policies and nonperforming assets, see " -- Asset Classification, Allowance for Losses and Nonperforming Assets."

     Our commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in our primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 75%.

     The following paragraphs set forth information about our commercial real estate loans with outstanding balances exceeding $250,000 at December 31, 1997. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about our asset classification policies, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

          Retail Properties in Newport, Tennessee. In May 1996, we made a $400,000 loan secured by several local retail properties. At that time, an appraisal indicated a loan-to-value ratio of approximately 51%. The loan is being amortized over 15 years. At December 31, 1997, the outstanding balance was $378,000, and the loan was fully performing in accordance with its terms.

          Restaurant in Newport, Tennessee. In April 1997, we made a $283,000 loan secured by a local restaurant. At that time, an appraisal indicated a loan-to-value ratio of approximately 72%. The loan is being amortized over 15 years. At December 31, 1997, the outstanding balance was $269,000, and the loan was fully performing in accordance with its terms.

     Commercial real estate lending entails significant additional risks compared with single family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In addition, church loans may depend on the congregation's voluntary contributions, which may be affected by local employment levels and other factors. To minimize the effects of these risks, we generally limit commercial real estate lending to our primary market area and to borrowers with which we have substantial experience or who are otherwise well known to us. It is our policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, we review the individual's personal financial statements, credit reports, tax returns and other financial information.

     The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital.

     Consumer Lending. Our consumer loans consist of automobile loans, demand loans secured by deposit accounts with us, home equity loans secured by second mortgages on single-family residences in our market area and other loans. These loans totaled approximately $2.1 million at December 31, 1997. At that date, we had 420 consumer loans, with a median loan balance of approximately $4,000, none of which had a balance exceeding $46,000, and none of our ten largest consumer loans was adversely classified or designated.

     Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against us, and a borrower may be able to assert against us claims and defenses which it has against the seller of the underlying collateral. In underwriting consumer loans, we consider the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Collection Policies. When a borrower fails to make a payment on a loan, we generally take prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), we impose a late charge, if applicable. If we do not promptly receive payment, we send a notice 15 days after the expiration of the grace period. If the loan becomes 60 days delinquent, we contact the borrower and attempt to formulate an affirmative plan to cure the delinquency. If a loan becomes 90 days delinquent, we review the loan, and, if payment is not made, we pursue foreclosure or other appropriate action.

     Asset Classification, Allowance for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

     We regularly review our assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 1997, we had no assets classified as loss or as doubtful, $818,000 of assets classified as substandard and no assets designated as special mention. Our total adversely classified assets represented approximately 1% of our total assets and 13% of our tangible regulatory capital at December 31, 1997. At that date, substantially all of our adversely classified or designated assets were one- to four-family residences in our primary market area, and none of such assets was in excess of $115,000. At December 31, 1997, we did not expect to incur any loss in excess of attributable existing reserves on any of our adversely classified or designated assets.

     In extending credit, we recognize that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is our policy to maintain allowances for losses based on our assessment of the loan portfolio. We increase the allowance for losses by charging provisions for losses against our income.

     Our methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date we determine a property is an "in-substance foreclosed" property, we transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1997, we held no properties acquired in settlement of loans for which market
values were unavailable.   Any amount of cost in excess of fair value is
charged-off against the allowance for loan losses. We record an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

     The banking regulatory agencies, including the OTS, have adopted a policy statement about maintenance of an allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review our policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     We actively monitor our asset quality and charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provide specific loss allowances when necessary. Although we believe we use the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table sets forth information about our allowance for loan losses for the periods indicated.

                                                                                  Year Ended December 31,
                                                                           ---------------------------------------
                                                                            1997          1996           1995
                                                                           ------       -------         ------
                                                                                     (In thousands)
Balance at beginning of period...........................................   $ 494          $ 496         $ 498
Charge-offs:
    Consumer.............................................................     (18)            (4)          (2)
Recoveries:
  Consumer...............................................................       2              2            --
                                                                            -----          -----         -----
Net charge-offs..........................................................     (16)            (2)          (2)
Provision for loan losses................................................     150             --            --
                                                                            -----          -----         -----
Balance at end of period.................................................   $ 628          $ 494         $ 496
                                                                            =====          =====         =====

Ratio of net charge-offs to average loans outstanding
  during the period......................................................     .03%           .01%          .01%
                                                                            =====          =====         =====

     The following table sets forth information about our allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            At December 31,
                                                -------------------------------------------------------------------------
                                                      1997                       1996                   1995
                                                ----------------------   ------------------------   ---------------------
                                                          Percent of                 Percent of              Percent of
                                                        Loans in Each              Loans in Each           Loans in Each
                                                         Category to                Category to             Category to
                                                Amount   Total Loans     Amount    Total Loans      Amount  Total Loans
                                                ------   -----------     ------    -----------      ------  -----------
                                                                         (Dollars in thousands)
Real estate mortgage:
  One- to four-family residential.........        $400       82.0%         $300       86.6%          $300      86.8%
  Commercial..............................          40        7.1            23        5.0             20       3.3
  Construction............................          38        6.6            39        4.1             42       5.6
Consumer..................................         150        4.3           132        4.3            134       4.3
                                                  ----      -----          ----      -----           ----     -----
   Total allowance for loan losses........        $628      100.0%         $494      100.0%          $496     100.0%
                                                  ====      =====          ====      =====           ====     =====

     During periods of recession or other economic distress, numerous financial institutions throughout the United States have incurred substantial losses due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. As a result of losses experienced by many financial institutions during these periods, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of examinations of such institutions by the FDIC, OTS or other federal or state regulators. While we believe we have established our existing loss allowances in accordance with generally accepted accounting principles, there can be no guarantee or assurance that such reserves are, or in the future will be, adequate to absorb all loan losses or that regulators, in reviewing our assets, will not make us increase our loss allowance, thereby negatively affecting our reported financial condition and results of operations.

     The following table sets forth information about our nonperforming assets at the dates indicated. At these dates, we did not have any assets accounted for on a nonaccrual basis or modified in a troubled debt restructuring. For information about our interest accrual practices, see Note 1 of the Notes to Consolidated Financial Statements.

                                                                               At December 31,
                                                                        --------------------------------
                                                                         1997         1996         1995
                                                                        ------       ------       ------
                                                                                 (In thousands)
Accruing loans which are contractually past due 90 days or more:
  Real estate:
    One- to four-family residential...............................     $ 638          $ 375        $ 282
    Commercial....................................................        --             --           --
  Consumer........................................................        17              5           11
                                                                       -----          -----        -----
    Total.........................................................     $ 655          $ 380        $ 293
                                                                       =====          =====        =====

Percentage of total loans.........................................      1.36%           .84%         .72%
                                                                       =====          =====        =====

Other nonperforming assets/1/.....................................     $  19          $  --        $  --
                                                                       =====          =====        =====

Percentage of total assets........................................       .02%            --%          --%
                                                                       =====          =====        =====

-------------------------
/1/ Other nonperforming assets includes property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.


     At December 31, 1997, we had identified approximately $163,000 of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms, all of which was included in our adversely classified or designated asset amounts at that date. At that date, we did not expect to incur any loss in excess of attributable existing reserves on any of our assets.

INVESTMENT ACTIVITIES

     We are permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the Federal Home Loan Bank of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. We may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require us to maintain an investment in Federal Home Loan Bank stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. See " -- Regulation of the Bank -- Liquidity Requirements."

     We make investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify our assets, obtain yield and, under prior federal income tax law, satisfy certain requirements for favorable tax treatment. These investment activities consist of investments in mortgage-backed securities and other investment securities, primarily securities issued or guaranteed by the U.S. government or agencies thereof and securities issued by municipalities and other governmental authorities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in our investment policy. Securities purchases are authorized by the investment committee of our Board of Directors and ratified by our Board of Directors.

     Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is carried at amortized cost. Securities designated as "available for sale" are those assets which we might not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in equity.

     Mortgage-backed securities typically represent an interest in a pool of fixed-rate or adjustable-rate mortgage loans, the principal and interest payments on which are passed from the mortgage borrowers to investors such as us. Mortgage-backed security sponsors may be private companies or quasi-governmental agencies such as the FHLMC, FNMA and GNMA, which guarantee the payment of principal and interest to investors. Mortgage-backed securities can represent a proportionate participation interest in a pool of loans or, alternatively, an obligation to repay a specified amount secured by a pool of loans (commonly referred to as a "collateralized mortgage obligation," or "CMO"). Mortgage-backed securities generally increase the quality of our assets by virtue of the credit enhancements that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations. Our mortgage-backed securities portfolio primarily consists of seasoned securities issued by one of the quasi-governmental agencies.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.
Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     All of our securities issued by municipalities or comparable governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. We regularly monitor the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 1997, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 1997, these securities had a weighted average coupon of 5.7% and a weighted average term to maturity of approximately 41 months. The carrying value of these securities was $1.1 million, or 6.6% of our investment securities at that date. None of our privately issued securities is insured or guaranteed by FHLMC or FNMA.

     The following table sets forth information about carrying values of our investment securities at the dates indicated.

                                                 At December 31,
                                            -------------------------
                                             1997     1996     1995
                                            -------  -------  -------
                                                 (In thousands)
Securities available for sale:
   Mortgage-backed securities.............  $ 9,439  $ 7,400  $ 7,696
   U.S. government and agency securities..    4,026    2,989    1,513
   FHLMC preferred stock..................    1,176      774      585
   FHLB stock.............................      548      511      477
   Other..................................       15       15       15

Securities held to maturity:
   Obligations of states and political
       subdivisions.......................    1,077    1,212    1,046
   Mortgage-backed securities.............       --       --      ---
                                            -------  -------  -------
      Total...............................  $16,281  $12,901  $11,332
                                            =======  =======  =======

     The following table sets forth information about scheduled maturities, amortized cost, market values and average yields for our investment portfolio at December 31, 1997.

                                                       Less than One Year    One to Five Years     Five to Ten Years
                                                       ------------------    -----------------     -----------------
                                                       Carrying   Average    Carrying  Average     Carrying  Average
                                                         Value     Yield      Value     Yield       Value     Yield
                                                       --------  --------   --------  --------    --------  --------
                                                                                         (Dollars in thousands)
Securities available for  sale:
   Mortgage-backed securities.........................    $178      7.7%     $3,973      6.0%      $1,836      6.3%
   U.S. government and agency securities..............     499      6.3       3,028      6.4          499      6.5
   FHLMC preferred stock..............................      --       --          --       --           --       --
   FHLB stock.........................................      --       --          --       --           --       --
   Other..............................................      --       --          --       --           --       --

Securities held to maturity:
   Obligations of states and political subdivisions...     295      5.3         598      5.6          184      6.5
                                                          ----               ------                ------

      Total...........................................    $972               $7,599                $2,519
                                                          ====               ======                ======
                                                               More than Ten Years     Total Investment Portfolio
                                                               -------------------    ----------------------------
                                                               Carrying  Average      Carrying    Market   Average
                                                                Value     Yield        Value      Value    Yield
                                                               --------  --------    -------    --------  --------
Securities available for sale:
   Mortgage-backed securities................................   $3,452      6.5%      $ 9,439     $ 9,439    6.4%
   U.S. government and agency securities.....................       --       --         4,026       4,026    6.4
   FHLMC preferred stock.....................................    1,176     42.4         1,176       1,176   42.4
   FHLB stock................................................      548      7.0           548         548    7.0
   Other.....................................................       15       --            15          15     --

Securities held to maturity:
   Obligations of states and political subdivisions..........       --       --         1,077       1,105    5.7
                                                                ------                -------     -------

     Total...................................................   $5,191                $16,281     $16,309
                                                                ======                =======     =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of our funds for lending, investment activities and general operational purposes. In addition to deposits, we derive funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. We have access to borrow advances from the Federal Home Loan Bank of Cincinnati, which we use from time to time.

     Deposits. We attract deposits principally from within our primary market area by offering competitive rates on our deposit instruments, including money market accounts, negotiable order of withdrawal ("NOW") accounts, passbook deposit accounts, individual retirement accounts ("IRAs"), and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for our deposit accounts are established on a periodic basis. In determining the characteristics of our deposit accounts, we consider the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. We do not accept brokered deposits or pay negotiated rates for jumbo deposits.

     We attempt to compete for deposits with other financial institutions in our market area by offering competitively priced deposit instruments that are tailored to the needs of our customers. Additionally, we seek to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of our depositors are local residents who reside in our primary market area.

     Our savings deposits at December 31, 1997 were represented by the various types of savings programs listed below.

Weighted
Average
Interest    Minimum                                                     Minimum                        Percentage of
  Rate       Term               Category                                 Amount        Balance         Total Savings
--------    -------             --------                                --------      ---------        -------------
                                                                                     (In thousands)
3.00%       None               Escrow Accounts for Stock Subscriptions    $   --        $23,598           28.89%
                                                                                        -------          ------

                               Demand deposits:
2.41        None               NOW accounts                                   --          3,838            4.70
3.29        None               Money market                                2,500          2,739            3.35
3.25        None               Savings deposits-passbook                      --         10,891           13.34
                                                                                        -------          ------
                               Total demand deposits                                     17,468           21.39
                                                                                        -------          ------

                               Certificates of Deposit
                               -----------------------

5.09        91 days            Fixed-term, fixed-rate                      2,500          5,039            6.17
5.16        6 months-Regular   Fixed-term, fixed-rate                      2,500          8,291           10.15
5.19        6 months-IRA       Fixed-term, fixed-rate                        100            380             .47
5.32        12 months          Fixed-term, fixed-rate                      1,000          6,278            7.69
5.47        18 months-Regular  Fixed-term, fixed-rate                      1,000          2,570            3.15
5.45        18 months-IRA      Fixed-term, fixed-rate                        100          3,951            4.84
5.55        30 months          Fixed-term, fixed-rate                      1,000            961            1.17
5.60        Jumbos             Fixed-term, fixed-rate                    100,000         13,134           16.08
                                                                                        -------          ------
                               Total certificates of deposit                             40,604           49.72
                                                                                        -------          ------
                               Total deposits                                           $81,670          100.00%
                                                                                        =======          ======

     The following tables set forth information about our average deposit balances and rates during the periods presented.

                                                         Year Ended December 31,
                                         ----------------------------------------------------------------
                                               1997                    1996                     1995
                                         ----------------       --------------------    -----------------
                                         Average  Average       Average      Average    Average   Average
                                         Balance    Rate        Balance       Rate      Balance    Rate
                                         -------  --------      -------     --------    -------  --------
                                                                (Dollars in thousands)
Escrow Accounts for Stock
 Subscriptions................          $ 1,282      3.0%       $    --        -- %    $    --      -- %
NOW accounts..................            3,782      2.5          3,086        2.5       2,884      2.5
Money market deposits.........            2,098      3.3          2,176        3.3       2,241      3.3
Savings deposits -- passbook..           10,290      3.3          9,776        3.3      10,579      3.3
Certificates of deposit.......           40,412      5.4         36,044        5.3      32,555      5.3
                                        -------                 -------                -------
  Total.......................          $57,864                 $51,082                $48,259
                                        =======                 =======                =======

     The following table sets forth information about changes in dollar amounts of our deposits in various types of accounts between the dates indicated.

                                                            Increase                               Increase
                                   Balance at              (Decrease)    Balance at               (Decrease)
                                  December 31,   % of       from Dec.    December 31,     % of     from Dec.
                                     1997      Deposits     31, 1996        1996       Deposits    31, 1995
                                  ---------    --------    ----------     --------     --------   ----------
                                                               (Dollars in thousands)
Escrow accounts for stock
 subscriptions................       $23,598      28.89%   $  23,598       $    --        -- %    $      --
NOW accounts..................         3,838       4.70          450         3,388        6.3           576
Money market deposit..........         2,739       3.35          465         2,274        4.2           240
Savings deposits -- passbook..        10,891      13.34        1,198         9,693       18.0          (465)
Certificates of deposit.......        27,470      33.64        1,049        26,421       49.2         1,971
Jumbo certificates............        13,134      16.08        1,143        11,991       22.3         3,491
                                     -------     ------    ---------       -------     ------     ---------
                                     $81,670     100.00%   $  27,903       $53,767     100.00%    $   5,813
                                     =======     ======    =========       =======     ======     =========

     The following table sets forth information about our time deposits classified by rates at the dates indicated.

                                    At December 31,
                         -------------------------------------
                           1997           1996           1995
                         -------        -------        -------
                                     (In thousands)
2.00 - 3.99%.........    $    --        $    --        $   534
4.00 - 5.99%.........     39,714         37,298         31,963
6.00 - 7.99%.........        890          1,114             53
                         -------        -------        -------

                         $40,604        $38,412        $32,950
                         =======        =======        =======

     The following table sets forth information about amounts and maturities of our time deposits at December 31, 1997.

                                                 Amount Due
                              -------------------------------------------------
                              Less Than                        After
Rate                          One Year   1-2 Years  2-3 Years  3 Years   Total
----                          ---------  ---------  ---------  -------  -------
                                                 (In thousands)
 4.00 - 5.99%.............      $36,799     $2,647       $268  $    --  $39,714
 6.00 - 7.99%.............          890         --         --       --      890
                                -------     ------  ---------  -------  -------
                                $37,689    $ 2,647     $  268  $    --  $40,604
                                =======     ======  =========  =======  =======

     The following table sets forth information about amounts of our certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1997.

                                                             Certificates
                Maturity Period                               of Deposit
                ---------------                             --------------
                                                            (In thousands)
                Six months or less..........................      $11,188
                Over six through 12 months..................        1,656
                Over 12 months..............................          290
                                                                  -------
                  Total.....................................      $13,134
                                                                  =======

     The following table sets forth information about our savings activities for the periods indicated.

                                                                      At December 31,
                                                            --------------------------------------
                                                              1997           1996           1995
                                                            -------        -------        --------
                                                                       (In thousands)
Deposits................................................    $90,103        $53,859        $48,431
Withdrawals.............................................     64,911         50,446         51,455
                                                            -------        -------        -------
Net increase (decrease) before interest credited........     25,192          3,413         (3,024)
Interest credited.......................................      2,711          2,400          2,218
                                                            -------        -------        -------
    Net increase (decrease) in savings deposits.........    $27,903        $ 5,813        $  (806)
                                                            =======        =======        =======

     In the unlikely event we are liquidated after the conversion, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to our holding company.

     Borrowings. Savings deposits historically have been the primary source of funds for our lending, investments and general operating activities. We are authorized, however, to use advances from the Federal Home Loan Bank of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the Federal Home Loan Bank System, we are required to own stock in the Federal Home Loan Bank and are authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the Federal Home Loan Bank of Cincinnati are secured by our stock in the Federal Home Loan Bank and first mortgage loans. We have not obtained any advances or other borrowings in recent years.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings institution, we are permitted to invest an amount equal to 2% of our assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of December 31, 1997 we were authorized to invest up to approximately $2.7 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock. At December 31, 1997, we did not have any subsidiaries.

REGULATION OF THE BANK

     General. As a federally chartered and insured savings institution, we are subject to extensive regulation by the OTS and the FDIC. Our lending activities and other investments must comply with various federal and state statutory and regulatory requirements, and the OTS periodically examines us for compliance with various regulatory requirements. The FDIC also has authority to conduct periodic examinations of us. We must file reports with the OTS describing our activities and our financial condition and we must obtain approvals from regulatory authorities before entering into certain transactions such as the conversion or mergers with other financial institutions. We are also subject to certain reserve requirements promulgated by the Federal Reserve Board. Our relationship with our depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of our mortgage documents. This supervision and regulation is primarily intended to protect depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or any other government agency, could have a material adverse impact on our operations.

     Insurance of Deposit Accounts. The FDIC maintains two separate funds for the insurance of deposits up to prescribed statutory limits. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions such as us. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     Because a significant portion of the assessments historically paid into the SAIF by savings institutions were used to pay the cost of prior savings institution failures, the reserves of the SAIF were below the level required by law. The BIF, however, met its required reserve level. As a result, deposit insurance premiums for deposits insured by the BIF were substantially less than premiums for deposits such as ours which are insured by the SAIF. In order to recapitalize the SAIF, savings institutions with deposits insured by the SAIF were required to pay a special assessment equal to $0.657 per $100 of SAIF-assessable deposits held at March 31, 1995. We recognized an expense of $317,000 for this special assessment during fiscal 1996. The special assessment eliminated the significant premium disparity between the BIF and the SAIF.

     Beginning January 1, 1997, our annual deposit insurance premium was reduced from 0.23% to 0.0644% of total assessable deposits. BIF institutions still pay lower assessments than comparable SAIF institutions, because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by a federally chartered corporation which provided some of the financing required to resolve the thrift crisis in the 1980s.

     The recapitalization legislation also provides for the merger of the SAIF and BIF effective January 1, 1999, assuming there are no savings institutions under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, we might have to convert to a different financial institution charter and be regulated under federal law as a national bank or under Tennessee law as a state chartered commercial bank, including being subject to the more restrictive activity limitations imposed on national banks. At this time, we cannot predict the impact of this legislation on our business until legislation is enacted.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions, such as us, to meet three capital standards: (1) tangible capital equal to at least 1.5 % of total adjusted assets, (2) core capital equal to at least 3.0 % of total adjusted assets, and (3) total regulatory capital equal to at least 8.0 % of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take
certain actions to increase its capital ratios.   If the institution's capital
is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

     Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual savings institutions and qualifying supervisory goodwill, less non-qualifying intangible assets, certain mortgage servicing rights and certain investments. Tier 1 has the same definition as core capital.

     Total regulatory capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan
losses.   Overall, supplementary capital is limited to 100% of core capital.  We must calculate our risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     At December 31, 1997, we substantially exceeded all regulatory capital requirements.

     Dividend and Other Capital Distribution Limitations. OTS regulations require us to give the OTS 30 days advance notice of any proposed declaration of dividends to our holding company. The OTS may prohibit the payment of dividends by us to our holding company. In addition, we may not declare or pay a cash dividend on our capital stock if the effect would be to reduce our regulatory capital below the amount required for the liquidation account to be established at the time of the conversion.

     OTS regulations limit capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all of its fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice and nonobjection (but without the approval of the OTS), make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, we qualified as a Tier 1 institution.

     We are prohibited from making a capital distribution if, after making the distribution, we would be undercapitalized (that is, not meet any one of our minimum regulatory capital requirements). Further, we cannot distribute regulatory capital that is needed to maintain our liquidation account.

     Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender test. We must maintain at least 65% of our portfolio assets (total assets less intangible assets, property we use in conducting our business and liquid assets in an amount not exceeding 20% of total assets) in Qualified Thrift Investments to satisfy the test. Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed and other securities related to domestic, residential real estate or manufactured housing. The shares of stock we own in the Federal Home Loan Bank of Cincinnati also qualify as Qualified Thrift Investments. Subject to an aggregate limit of 20% of portfolio assets, we may also count the following as Qualified Thrift
Investments: (i) 50% of the dollar amount of residential mortgage loans originated for sale, (ii) investments in the capital stock or obligations of any service corporation or operating subsidiary as long as such subsidiary derives at least 80% of its revenues from domestic housing related activities, (iii) 200% of the dollar amount of loans and investments to purchase, construct or develop "starter homes," subject to certain other restrictions, (iv) 200% of the dollar amount of loans for the purchase, construction or development of domestic residential housing or community centers in "credit needy" areas or loans for small businesses located in such areas, (v) loans for the purchase, construction or development of community centers, (vi) loans for personal, family, household or educational purposes, subject to a maximum of 10% of portfolio assets, and
(vii) shares of FHLMC or FNMA stock.

     If we satisfy the test, we will continue to enjoy full borrowing privileges from the Federal Home Loan Bank of Cincinnati. If we do not satisfy the test we may lose our borrowing restrictions and be subject to activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 1997, we were in compliance with our Qualified Thrift Lender requirement with approximately 97% of our assets invested in Qualified Thrift Investments.

     Transactions With Affiliates. Generally, transactions between our affiliates and us are subject to certain limitations. Such transactions must be on terms as favorable to us as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of our capital. Collateral in specified amounts must usually be
provided by affiliates in order to receive loans from us.   Our affiliates
include our holding company and any company which would be under common control with us. In addition, we may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

     Loans to Directors, Executive Officers and Principal Stockholders. We cannot make loans in excess of certain levels to our directors, executive officers or, after the conversion, 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of our Board of Directors with any "interested" director not voting. We are also prohibited from paying overdrafts of our directors or executive officers. We are also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to our regulators.

     Limits on Loans to One Borrower. We generally are subject to the lending limits applicable to national banks. With certain limited exceptions, our loans and extensions of credit outstanding to a person at one time may not exceed 15% of our unimpaired capital and surplus. We may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. We are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. We are also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Certain types of loans are excepted from the lending limits.

     At December 31, 1997, the maximum amount that we could have lent to any one borrower under the 15% limit was approximately $1 million. At such date, the largest aggregate amount of loans that we had outstanding to any one borrower or group of affiliated borrowers was $499,000.

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and, if any, borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1997, our required liquid asset ratio was 4.0% and our actual ratio was 40.5%. Monetary penalties may be imposed upon institutions for violations of liquidity requirements.

     Federal Home Loan Bank System. We are a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (that is, advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

     As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of our advances from the Federal Home Loan Bank of Cincinnati, whichever is greater. At December 31, 1997, we had $548,000 in Federal Home Loan Bank stock, at cost, which was in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 1997, we had no advances outstanding.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, our reserve met the minimum level required by the Federal Reserve System.

REGULATION OF THE COMPANY

     General. Our holding company is registered as a savings and loan holding company and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over our holding company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to us. This regulation is intended primarily for the protection of our depositors and deposit insurance fund and not for the benefit of stockholders of our holding company.

     Our holding company is also required to file certain reports with, and comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

    Activities Restrictions. Since our holding company will own only one savings institution, it will be able to diversify its operations into activities not related to banking, but only so long as we satisfy the Qualified Thrift Lender test. If our holding company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a Qualified Thrift Lender and were acquired in a supervised acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

     Restrictions on Acquisitions. Our holding company must obtain approval from the OTS before acquiring control of any other savings institution or savings and loan holding company, substantially all the assets thereof or in excess of 5% of the outstanding shares of another savings institution or savings and loan holding company. Our holding company's directors and officers or persons owning or controlling more than 25% of our holding company's stock, must also obtain approval of the OTS before acquiring control of any savings institution or savings and loan holding company.

     The OTS may approve acquisitions that will result in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

TAXATION

     Federal Taxation. We are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), in the same general manner as other corporations. However, prior to August 1996, savings institutions such as us, which met certain definitional tests and other conditions prescribed by the Internal Revenue Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim for tax purposes with respect to additions to its reserve for bad debts for "qualifying real property loans" could be based upon our actual loss experience (the "experience method" or as a percentage of our taxable income (the "percentage of taxable income method"). Historically, we used the method that would allow us to take the largest deduction.

     In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as us, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on us. At December 31, 1997, we had $340,000 of post-1987 bad debt reserves.

     Earnings appropriated to our bad debt reserve and claimed as a tax deduction including our supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless we include the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

    The Internal Revenue Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20 %. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which we currently have none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, our AMTI is increased by an amount equal to 75% of the amount by which our adjusted current earnings exceeds our AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including us, whether or not an AMT is paid. Under pending legislation, the AMT rate would be reduced to zero for taxable years beginning after December 31, 1994, but this rate reduction would be suspended for taxable years beginning in 1995 and 1996 and the suspended amounts would be refunded as tax credits in subsequent years.

     Our holding company may exclude from its income 100% of dividends received from us as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if our holding company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which we used the percentage of taxable income bad debt deduction method.

     Our federal income tax returns have not been audited by the Internal Revenue Service since 1992.

     State Taxation. In addition to our federal income tax liability, the State of Tennessee imposes an excise tax on savings institutions and other corporations at the rate of 6% of net taxable income, which is computed based on federal taxable income subject to certain adjustments. The State of Tennessee also imposes franchise and privilege taxes on savings institutions and other corporations which, in our case, have not constituted significant expense items.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                          Age at
                        December 31,
     Name                   1997        Title
     ----               ------------    -----

     Nancy L. Bryant        54          Vice President and Treasurer

     Peggy Holston          48          Branch Manager and Assistant Secretary

     NANCY L. BRYANT serves as Vice President and Treasurer of us and our holding company. Ms. Bryant joined us in 1966. She is a member of the Newport Business Women's Club, serves as a Director and Treasurer of Habitat for Humanity and received the 1993 Citizen of the Year Award from the Newport Chamber of Commerce.

     PEGGY HOLSTON has been employed with us since 1971 and serves as our Assistant Secretary and Branch Manager. She has served on the Board of Directors of the Newport/Cocke County Chamber of Commerce and is a member of the Newport Business Women's Club.

EMPLOYEES

     As of December 31, 1997, we had 20 full-time employees and no part-time employees, none of whom was represented by a collective bargaining agreement. We consider our relationships with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information about our offices at December 31, 1997.

                         Year   Owned or               Approximate
                        Opened   Leased   Book Value  Square Footage  Deposits
                        ------  --------  ----------  --------------  --------
                                                                   (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee      1973   Owned      $123,321           8,000   $62,312

Branch Office:
  263 E. Broadway
  Newport, Tennessee      1960   Owned           448           5,400   $19,357

     The book value of our aggregate investment in properties, premises and equipment totaled approximately $196,000 at December 31, 1997. See Note 4 of the Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, we are a party to various legal proceedings incident to our business. At December 31, 1997, there were no legal proceedings to which we were a party, or to which any of our property was subject, which we expected to result in a material loss, and there were no pending regulatory proceedings to which we were a party, or to which any of our properties was subject, which we expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information set forth under the section titled "Market for Common Stock and Related Stockholder Matters" in the Annual Report is filed as an exhibit to this report and incorporated herein by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information set forth under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is filed as an exhibit to this report and incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Independent Auditor's Report and related financial statements and notes in the Annual Report are filed as an exhibit to this report and incorporated herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein and "Election of Directors" and "Voting Securities and Beneficial Ownership" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Election of Directors -- Executive Compensation" in the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections titled "Voting Securities and Beneficial Ownership" and "Election of Directors" in the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Transactions with Management" in the Proxy Statement.


                                    PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

 No.                     Description
 ---                     -----------
*3.1           Charter of United Tennessee Bankshares, Inc.

*3.2           Bylaws of United Tennessee Bankshares, Inc.

*4             Form of Stock Certificate of United Tennessee Bankshares, Inc.

*10.1          Form of United Tennessee Bankshares, Inc. Stock Option and
               Incentive Plan +

*10.2 Form of United Tennessee Bankshares, Inc. Management Recognition Plan and Trust Agreement +

*10.3(a) Employment Agreements between Newport Federal Savings and Loan Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston +

*10.3(b) Forms of Guarantee Agreements between United Tennessee Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston +

*10.4          Newport Federal Savings and Loan Association Long-Term Incentive
               Plan +

*10.5          Newport Federal Savings and Loan Association Deferred
               Compensation Plan +

 13            1997 Annual Report to Stockholders

 21            Subsidiaries of the Registrant

 23            Consent of Pugh & Company, P.C.

 27            Financial Data Schedule

_______________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
+    Management contract or compensatory plan or arrangement.



     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.

                                   UNITED TENNESSEE BANKSHARES, INC.


Date:  March 25, 1998              By: /s/ Richard G. Harwood
                                       -----------------------------------
                                        Richard G. Harwood
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below as of the date set forth above.


By: /s/ Richard G. Harwood                       By: /s/ J. William Myers
    ----------------------                           --------------------
    Richard G. Harwood                                J. William Myers
    President and Chief Executive Officer             Chairman of the Board
    (Director and Principal Executive, Financial
    and Accounting Officer)


By: /s/ Tommy C. Bible                           By: /s/ Clyde E. Driskill, Jr.
    ------------------                               --------------------------
    Tommy C. Bible                                    Clyde E. Driskill,
    Director                                          Director


By:  /s/ William B. Henry                        By: /s/ Ben W. Hooper, III
     --------------------                            ----------------------
    William B. Henry                                  Ben W. Hooper, III
    Director                                          Director


By:  /s/ Robert L. Overholt                      By: /s/ Robert D. Self
     ----------------------                          ------------------
    Robert L. Overholt                                Robert D. Self
    Director                                          Director