Form 10QSB
period 1998-03-31
UNITED TENNESSEE BANKSHARES INC
filed 1998-05-15
CIK 1045689

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT

          Commission File Number:  0-23551

                UNITED TENNESSEE BANKSHARES, INC.
                ---------------------------------
       (Exact Name of Small Business Issuer as Specified
                        in its Charter)

         TENNESSEE                             62-1710108
         ---------                             ----------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)


    344 BROADWAY, NEWPORT, TENNESSEE             37821
    --------------------------------             -----
(Address of Principal Executive Offices)      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (423) 623-6088
                                                 --------------

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
1,454,750
---------

Transitional Small Business Disclosure Format (Check one):
   Yes [  ]  No [X]

                       CONTENTS

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition as of
     March 31, 1998 (Unaudited) and December 31, 1997

     Consolidated Statement of Income for the Three-Month
     Period Ended March 31, 1998 (Unaudited)

     Consolidated Statement of Changes in Equity for the Three-Month Period Ended March 31, 1998 (Unaudited)

     Consolidated Statement of Cash Flows for the Three-Month
     Period Ended March 31, 1998 (Unaudited)

     Consolidated Statement of Comprehensive Income for the
     Three Month Period Ended March 31, 1998 (Unaudited)

     Notes to Consolidated Financial Statements for the
     Three-Month Period Ended March 31, 1998 (Unaudited)

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

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 March 31,
                                                   1998          December 31,
                                                (Unaudited)          1997
                                               -------------    -------------
          ASSETS                                       (In thousands)
          ------
Cash received for stock subscriptions           $        --      $    23,598
Cash and amounts due from depository
  institutions                                        3,062            1,892
Investment securities:
 Available for sale, at fair value                   21,710           15,204
 Held to maturity, at amortized cost                  2,119            1,077
Loans receivable, net                                47,548           47,158
Premises and equipment, net                             203              196
Foreclosed real estate - held for sale                    -               19
Accrued interest receivable                             382              377
Other assets                                             29              487
                                                -----------      -----------
Total assets                                    $    75,053      $    90,008
                                                ===========      ===========
       LIABILITIES AND EQUITY
       ----------------------

Liabilities:
 Deposits:
   Escrow accounts for stock subscriptions      $         -      $    23,598
   Other deposits                                    53,688           58,072
                                                -----------      -----------
     Total deposits                                  53,688           81,670
 Accrued interest payable                               255              255
 Accrued income taxes                                   174              209
 Deferred income taxes                                  636              595
 Other liabilities                                       51              227
                                                -----------      -----------
  Total liabilities                                  58,804           82,956
                                                -----------      -----------
Commitments and contingencies                            --               --

Equity:
 Common stock                                        13,976               --
 Retained earnings                                    6,063            6,285
 Unearned compensation - employee stock
   ownership plan                                    (1,164)              --
 Net unrealized gain on investment
  securities - net of taxes                             834              767
                                                -----------      -----------
  Total equity                                       20,249            7,052
                                                -----------      -----------

Total liabilities and equity                    $    75,053      $    90,008
                                                ===========      ===========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF INCOME
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

                                                Three Months Ended
                                                     March 31,
                                                      1998
                                                  (Unaudited)
                                                ----------------
                                                 (In thousands)
Interest income:
 Loans                                                $1,041
 Investment securities                                273
 Other interest - earning assets                      106
                                                   ------
  Total interest income                            $1,420

Interest expense on deposits                          630
                                                   ------
Net interest income                                   790

Provision for loan losses                               6
                                                   ------
Net interest income after provision
  for loan losses                                     784
                                                   ------
Noninterest income:
 Deposit account service charges                       16
 Loan service charges and fees                         20
 Net gain (loss) on sales of investment
  securities available for sale                        --
 Other                                                  7
                                                   ------
     Total noninterest income                          43
                                                   ------

Noninterest expense:
 Compensation and benefits                            162
 Occupancy and equipment                               30
 Federal deposit insurance premiums                    12
 Data processing fees                                  36
 Advertising and promotion                             15
 Net (gain) loss on foreclosed real estate              1
 Other                                                100
                                                   ------
     Total noninterest expense                        356
                                                   ------
Income (loss) before income taxes (benefit)           471

Income taxes (benefit)                                153
                                                   ------
Net income                                         $  318
                                                   ======

Basic earnings per common share                    $ 0.22
                                                   ======


The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

                                                                      Net
                                                                    Unrealized
                                                       Unearned      Gain on
                                  Common   Retained  Compensation-- Investment    Total
                                  Stock    Earnings      ESOP       Securities    Equity
                                  ------   ---------- ----------    ----------   --------
                                               (Unaudited - In thousands)
Balances, beginning of period     $    --  $6,285      $    --      $ 767       $ 7,052

Net effect of stock conversion     13,976      --       (1,164)        --        12,812

Net income                             --     318           --         --           318

Change in net unrealized gain
  on investment securities             --      --           --         67            67
                                  -------  ------      -------      -----       -------
Balances, end of period           $13,976  $6,603      $(1,164)     $ 834       $20,249
                                  =======  ======      =======      =====       =======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

                                              Three Months Ended
                                                   March 31,
                                                    1998
                                                 (Unaudited)
                                              ----------------
                                               (In thousands)
Operating Activities:
 Net income                                        $  318
                                                   ------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                            6
   Depreciation                                        12
   Net (gain) loss on sales of foreclosed
    real estate                                        (1)
   Federal home loan bank stock dividends             (10)
   Net (gain) loss on sales of investment
    securities available for sale                      --
   Accrued income taxes                               (35)
   Deferred income taxes (benefit)                     41
   (Increase) Decrease in:
    Accrued interest receivable                         5
    Other assets                                     (458)
   Increase (Decrease) in:
    Accrued interest payable                           --
    Other liabilities                                (176)
                                                   ------
     Total adjustments                               (616)
                                                   ------
Net cash provided by operating activities            (298)
                                                   ------
Investing Activities:
 Purchases of investment securities available
  for sale                                          7,512
 Proceeds from sales of investment securities
  available for sale                                   --
 Proceeds from maturities of investment
  securities available for sale                      (500)
 Principal payments received on investment
  securities available for sale                      (719)
 Purchases of investment securities held to
  maturity                                          1,034
 Proceeds from maturities of investment
  securities held to maturity                          --
 Net increase in loans                                390
 Purchases of plant and equipment, net                (18)
 Proceeds from sales of foreclosed real estate         20
                                                   ------
Net cash provided by investing activities           7,719
                                                   ------

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
        FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

                                              Three Months Ended
                                                   March 31,
                                                    1998
                                                 (Unaudited)
                                              ----------------
                                               (In thousands)
Financing Activities:
 Net increase (decrease) in deposits              $(27,982)
                                                  --------
Net increase (decrease) in cash and
  cash equivalents                                 (22,428)

Cash and cash equivalents, beginning of period      25,490
                                                  --------
Cash and cash equivalents, end of period          $  3,062
                                                  --------
Supplementary disclosures of cash flow
 information:
  Cash paid during the period for:
  Interest                                        $    630
  Income taxes                                    $    324

Supplementary disclosures of noncash
 investing activities:
  Sale of foreclosed real estate
   by origination of mortgage loans               $     --
  Acquisition of foreclosed real estate           $     --
  Change in unrealized gain on investment
   securities available for sale                  $    108
  Change in deferred income taxes associated
   with unrealized gain on investment
   securities available for sale                  $     41
  Change in net unrealized gain on investment
   securities available for sale                  $     67


The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

                                              Three Months Ended
                                                   March 31,
                                                    1998
                                                (Unaudited)
                                              ----------------
                                               (In thousands)
Net income                                        $  318

Other comprehensive income, net of tax:
  Unrealized gains on investment securities          108
  Less reclassification adjustment for gains
    included in net income                            --

Less income taxes related to unrealized
  gains on investment securities                     (41)
                                                  ------
  Other comprehensive income, net of tax              67
                                                  ------
Comprehensive income                              $  385
                                                  ======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
  THE THREE MONTH PERIOD ENDED MARCH 31, 1998 (UNAUDITED)


Note 1 - Basis of Presentation and Principles of Consolidation

United Tennessee Bankshares, Inc. ("Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Newport Federal Savings and Loan Association ("Association"), in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. On November 20, 1997, the Company commenced a subscription offering of its shares in connection with the conversion of the Association. The Company had no assets or operations prior to the conversion. On January 1, 1998 the Association converted from a mutual savings association to a capital stock savings bank, changed its name to Newport Federal Bank ("Bank"), and was simultaneously acquired by its holding company, United Tennessee Bankshares, Inc. See Note 3 for additional information concerning the Association's stock conversion.

The Bank provides a variety of financial services to individuals and corporate customers through its two offices in Newport, Tennessee. The Bank's primary deposit products are interest-bearing savings accounts and certificates of deposit. Its primary lending products are one-to-four family first mortgage loans.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and on the same basis as the Association's audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented have been included. The results of operations for such interim period are not necessarily indicative of the results expected for the full year.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts have been eliminated.

Note 2 - Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1998 the weighted average number of shares was 1,454,750. During the period ended March 31, 1998 the Company did not have any dilutive securities.

Note 3 - Stock Conversion

In May 1997, the board of directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. In November 1997 the Office of Thrift Supervision approved the plan of conversion subject to the approval of the members, and in December 1997 the members of the Association also approved the plan of conversion. The conversion was accomplished effective January 1, 1998 through amendment of the Association's charter and the sale of the Company's common stock in an amount equal to the appraised pro forma consolidated market value of the Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered to depositors, borrowers, directors, officers, employees and employee benefit plans of the Association and to certain other eligible subscribers. The subscription offering opened on November 20, 1997 and closed on December 16, 1997. The Association held cash receipts of $23,598,226 as of December 31, 1997 in escrow accounts for stock subscribers. These funds were invested in overnight deposits at the Federal Home Loan Bank of Cincinnati. On January 1, 1998, in accordance with its approved plan of conversion, the Company issued 1,454,750 of its $10 par value stock providing gross receipts of $14,547,500. The remainder of the subscription receipts were returned to subscribers in January 1998. On January 1, 1998, the Association changed its name to Newport Federal Bank and issued 100,000 shares of its $1 par value stock to the Holding Company in exchange for $7,100,000.

Conversion costs were being deferred until completion of the conversion. As of December 31, 1997, conversion costs that had been incurred and deferred totaled $466,862. Total conversion costs of $571,822 were repaid to the Bank by the Company in January 1998, and the Company deducted them from the proceeds of the shares sold in the conversion.

At the time of the conversion, the Association was required to establish a liquidation account in an amount equal to its capital as of June 30, 1997. The liquidation account will be maintained for the benefit of eligible accountholders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible accountholders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible accountholder's interest in the liquidation account. In the event of a complete liquidation, each eligible accountholder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank and the Company will be subject to several restrictions concerning the repurchase of stock and dividend payment restrictions pursuant to the applicable rules and policies of the OTS.

Note 4 - Comprehensive Income

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company adopted this statement in the first quarter of 1998 and has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION
         -----------------------------------------------

GENERAL

     The principal business of United Tennessee Bankshares, Inc. and our wholly owned subsidiary Newport Federal Bank ("we," "us," etc.) consists of accepting deposits from the general public through our main office and branch office and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities which are guaranteed as to principal and interest by the FHLMC, GNMA or FNMA. We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC preferred stock.

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

     Our stock conversion increased our capital by the amount of the net proceeds, after deduction of conversion-related expenses and the shares to be sold to the ESOP. Funds withdrawn from our deposits decreased our interest-bearing liabilities, and new funds increased our interest-earning assets. While these changes increased our net interest income, we also have experienced increases in our noninterest expenses by increasing our compensation and other operating expenses.

Comparison of Financial Condition at March 31, 1998 and December
31, 1997

     Total assets shrunk from December 31, 1997 to March 31, 1998 as total assets decreased $15.0 million, or 16.7%, from $90.0 million at December 31, 1997 to $75.0 million at March 31, 1998. Cash received for stock subscriptions decreased from $23.6 million to zero with $14.5 million of stock issued and the remainder returned to subscribers. Investment securities available for sale increased $6.5 million or 42.8% from December 31, 1997 to March 31, 1998, while investment securities held to maturity also increased slightly. We purchased investment securities with some of the funds received from the stock conversion pending use of the funds for new loans as loan demand dictates.

     Loans receivable increased slightly from December 31, 1997 to March 31, 1998 as originations exceeded repayments for the period by approximately $390 thousand. Our market area has experienced an increase in refinancing activity during this period.

     Total deposits decreased $28.0 million or 34.3% from $81.7 million at December 31, 1997 to $53.7 million at March 31, 1998.
The decrease was primarily due to closing out the stock subscription accounts upon conversion on January 1, 1998.

     Our equity increased $13.2 million from $7,052,000 at December 31, 1997 to $20,249,000 at March 31, 1998. The
increase was due to issuing stock in our stock conversion for a net increase of $12.8 million, $318,000 of net income and an increase in our net unrealized gain on investment securities.

Discussion of Results of Operations for the Three Months Ended
March 31, 1998

     Prior to January 1, 1998 United Tennessee Bankshares, Inc. engaged in no business activities. Accordingly, any results of operations prior to January 1, 1998 would relate only to Newport Federal Bank. At March 31, 1997, the Bank only prepared financial reports as required by the office of Thrift Supervision. The form and content of those reports were not sufficient to allow for timely preparation of the consolidated statement of income and comprehensive income for the three month period ended March 31, 1997.

     Our results of operations for the three months ended March 31, 1998 differed from the results of operations we have historically had primarily due to the effects of our recent stock conversion. Our net interest income increased due to the increase in interest-earning investments and loans. Our operating expenses also increased slightly due to increases in compensation and benefits expense and other operating costs.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         There were no reportable changes in securities during the reported period. For information regarding use of proceeds, see Note 3 of the Notes to Consolidated Financial Statements at
Part I, Item 1 of this report and management's discussion and analysis at Part I, Item 2 of this report, which note and discussion and analysis are hereby incorporated herein by reference.

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

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: May 15, 1998         /s/ Richard G. Harwood
                           ----------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)