Form 10QSB
period 1998-06-30
UNITED TENNESSEE BANKSHARES INC
filed 1998-08-13
CIK 1045689

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                       CONTENTS

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition as of
     June 30, 1998 (Unaudited) and December 31, 1997

     Consolidated Statement of Income for the Three-Month
     Period Ended June 30, 1998 (Unaudited) and the Six-Month
     Periods Ended June 30, 1998 and 1997 (Unaudited)

     Consolidated Statement of Changes in Equity for the Six-Month Period Ended June 30, 1998 (Unaudited)

     Consolidated Statement of Cash Flows for the Six-Month
     Period Ended June 30, 1998 (Unaudited)

     Consolidated Statement of Comprehensive Income for the
     Three-Month and Six-Month Periods Ended June 30, 1998
     (Unaudited)

     Notes to Consolidated Financial Statements for the
     Six-Month Period Ended June 30, 1998 (Unaudited)

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

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                 June 30,
                                                   1998          December 31,
                                                (Unaudited)          1997
                                               -------------    -------------
          ASSETS                                       (In thousands)
          ------
Cash received for stock subscriptions           $        --      $    23,598
Cash and amounts due from depository
  institutions                                        1,701            1,892
Investment securities:
 Available for sale, at fair value                   20,713           15,204
 Held to maturity, at amortized cost                  1,980            1,077
Loans receivable, net                                49,351           47,158
Premises and equipment, net                             195              196
Foreclosed real estate - held for sale                   --               19
Accrued interest receivable                             481              377
Other assets                                             21              487
                                                -----------      -----------
Total assets                                    $    74,442      $    90,008
                                                ===========      ===========
       LIABILITIES AND EQUITY
       ----------------------

Liabilities:
 Deposits:
   Escrow accounts for stock subscriptions      $        --      $    23,598
   Other deposits                                    53,347           58,072
                                                -----------      -----------
     Total deposits                                  53,347           81,670
 Accrued interest payable                               232              255
 Accrued income taxes                                    16              209
 Deferred income taxes                                  624              595
 Other liabilities                                       99              227
                                                -----------      -----------
  Total liabilities                                  54,318           82,956
                                                -----------      -----------
Commitments and contingencies                            --               --

Equity:
 Common stock                                        13,976               --
 Retained earnings                                    6,462            6,285
 Unearned compensation - employee stock
   ownership plan                                    (1,129)              --
 Net unrealized gain on investment
  securities - net of taxes                             815              767
                                                -----------      -----------
  Total equity                                       20,124            7,052
                                                -----------      -----------

Total liabilities and equity                    $    74,442      $    90,008
                                                ===========      ===========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months    Six Months     Six Months
                                                Ended June     Ended June     Ended June
                                                 30, 1998       30, 1998       30, 1997
                                               ------------   ------------   ------------
                                                       (Unaudited - In thousands)

Interest income:
  Loans                                         $    1,069     $    2,110     $    1,958
  Investment securities                                338            611            438
  Other interest-earning assets                         29            135             68
                                                ----------     ----------     ----------
     Total interest income                           1,436          2,856          2,464
Interest expense on deposits                           834          1,264          1,303
                                                ----------     ----------     ----------
Net Interest Income                                    802          1,592          1,161
Provision for loan losses                                6             12             90
                                                ----------     ----------     ----------
Net interest income after provision
  for loan losses                                      796          1,580          1,071
                                                ----------     ----------     ----------
Noninterest income:
  Deposit account service charges                       19             35             17
  Loan service charges and fees                         22             42             28
  Net gain (loss) on sales of investment
    securities available for sale                       --             --             --
  Other                                                  2              9              6
                                                ----------     ----------     ----------
     Total noninterest income                           43             86             51
                                                ----------     ----------     ----------

Noninterest expense:
  Compensation and benefits                            148            310            447
  Occupancy and equipment                               45             75             80
  Federal deposit insurance premiums                    12             24             23
  Data processing fees                                  32             68             49
  Advertising and promotion                             17             32             24
  Net (gain) loss on foreclosed real estate             (2)            (1)            --
  Other                                                110            175            102
                                                ----------     ----------     ----------
     Total noninterest expense                         362            683            725
                                                ----------     ----------     ----------
Income before income taxes                             477            983            397
Income taxes                                           182            370            160
                                                ----------     ----------     ----------
Net Income                                      $      295     $      613     $      237
                                                ==========     ==========     ==========
Basic earnings per common share                 $     0.20           0.42            N/A
                                                ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
          FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

                                                                        Net
                                                                     Unrealized
                                                        Unearned      Gain on
                                  Common    Retained  Compensation   Investment   Total
                                  Stock     Earnings      ESOP       Securities   Equity
                                  ------    --------  ------------   ----------   ------
                                               (Unaudited - In thousands)
Balances, beginning of period     $    --    $6,285     $    --       $   767     $ 7,052

Net effect of stock conversion     13,976        --      (1,129)           --      12,847

Net income                             --       613          --            --         613

Dividends paid                         --      (436)                                 (436)

Change in net unrealized gain
  on investment securities             --        --          --            48          48
                                  -------    ------     -------       -------     -------
Balances, end of period           $13,976    $6,462     $(1,129)      $   815     $20,124
                                  =======    ======     =======       =======     =======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

                                                 (Unaudited)
                                              ----------------
                                               (In thousands)
Operating Activities:
 Net income                                        $    613
                                                   --------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                             12
   Depreciation                                          24
   Net (gain) loss on sales of foreclosed
    real estate                                          --
   Federal home loan bank stock dividends               (20)
   Decrease in unearned compensation - ESOP              35
   Net (gain) loss on sales of investment
    securities available for sale                        --
   Deferred income taxes (benefit)                       (1)
   (Increase) Decrease in:
    Accrued interest receivable                        (104)
    Other assets                                        466
   Increase (Decrease) in:
    Accrued interest payable                            (23)
   Accrued income taxes                                (193)
    Other liabilities                                  (128)
                                                   --------
     Total adjustments                                   68
                                                   --------
Net cash provided by operating activities               681
                                                   --------
Investing Activities:
 Purchases of investment securities available
  for sale                                           (7,512)
 Proceeds from sales of investment securities
  available for sale                                     --
 Proceeds from maturities of investment
  securities available for sale                         500
 Principal payments received on investment
  securities available for sale                       1,732
 Purchases of investment securities held to
  maturity                                           (1,034)
 Proceeds from maturities of investment
  securities held to maturity                            --
 Net increase in loans                               (2,205)
 Purchases of plant and equipment, net                  (23)
 Proceeds from sales of foreclosed real estate           19
                                                   --------
Net cash provided by (used in) investing
 activities                                          (8,523)
                                                   --------

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
           FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

                                                 (Unaudited)
                                              ----------------
                                               (In thousands)
Financing Activities:
 Dividends paid                                   $    (436)
 Net increase (decrease) in deposits                (15,511)
                                                  ---------
Net cash provided by (used in) financing
  activities                                        (15,947)
                                                  ---------
Net increase (decrease) in cash and
  cash equivalents                                  (23,789)

Cash and cash equivalents, beginning of period       25,490
                                                  ---------
Cash and cash equivalents, end of period          $   1,701
                                                  =========
Supplementary disclosures of cash flow
 information:
  Cash paid during the period for:
  Interest                                        $   1,287
  Income taxes                                    $     563

Supplementary disclosures of noncash
 investing activities:
  Sale of foreclosed real estate
   by origination of mortgage loans               $      --
  Acquisition of foreclosed real estate           $      --
  Change in unrealized gain on investment
   securities available for sale                  $      78
  Change in deferred income taxes associated
   with unrealized gain on investment
   securities available for sale                  $      30
  Change in net unrealized gain on investment
   securities available for sale                  $      48

Supplementary disclosures of noncash financing
 activities:
   Net transfer from escrow deposit accounts for
    issuance of common stock                      $  12,812


The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                  Three Months       Six Months
                                                      Ended             Ended
                                                  June 30, 1998     June 30, 1998
                                                  -------------     -------------
                                                     (Unaudited - In thousands)
Net income                                          $    182          $    613
                                                    --------          --------
Other comprehensive income, net of tax:
  Unrealized gains on investment securities              (30)               78
  Less reclassification adjustment for gains
    included in net income                                --                --

Less income taxes related to unrealized
  gains on investment securities                          11               (30)
                                                    --------          --------
  Other comprehensive income, net of tax                 (19)               48
                                                    --------          --------
Comprehensive income                                $    163          $    661
                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       THE SIX MONTH PERIOD ENDED JUNE 30, 1998 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and on the same basis as the Association's audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented have been included. The results of operations for such interim period are not necessarily indicative of the results expected for the full year.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts have been eliminated.

Note 2 - Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three month period and six month period ended June 30, 1998 the weighted average number of shares was 1,454,750. During the period ended June 30, 1998 the Company did not have any dilutive securities. Prior to January 1, 1998, the Company did not have any shares outstanding.

Note 3 - Stock Conversion

In May 1997, the board of directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. In November 1997 the Office of Thrift Supervision approved the plan of conversion subject to the approval of the members, and in December 1997 the members of the Association also approved the plan of conversion. The conversion was accomplished effective January 1, 1998 through amendment of the Association's charter and the sale of the Company's common stock in an amount equal to the appraised pro forma consolidated market value of the Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered to depositors, borrowers, directors, officers, employees and employee benefit plans of the Association and to certain other eligible subscribers. The subscription offering opened on November 20, 1997 and closed on December 16, 1997. The Association held cash receipts of $23,598,226 as of December 31, 1997 in escrow accounts for stock subscribers. These funds were invested in overnight deposits at the Federal Home Loan Bank of Cincinnati. On January 1, 1998, in accordance with its approved plan of conversion, the Company issued 1,454,750 of its $10 par value stock providing gross receipts of $14,547,500. The remainder of the subscription receipts were returned to subscribers in January 1998. On January 1, 1998, the Association changed its name to Newport Federal Bank and issued 100,000 shares of its $1 par value stock to the Holding Company in exchange for $7,100,000. In addition, the Company established an ESOP plan which acquired $1,164,000 in stock during conversion. The contra-equity account "Unearned Compensation - ESOP" will be decreased as contributions are made to the ESOP plan and the shares are allocated to the participants.

Conversion costs were being deferred until completion of the conversion. As of December 31, 1997, conversion costs that had been incurred and deferred totaled $466,862. Total conversion costs of $571,822 were repaid to the Bank by the Company in January 1998, and the Company deducted them from the proceeds of the shares sold in the conversion.

At the time of the conversion, the Association was required to establish a liquidation account in an amount equal to its capital as of June 30, 1997. The liquidation account will be maintained for the benefit of eligible accountholders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible accountholders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible accountholder's interest in the liquidation account. In the event of a complete liquidation, each eligible accountholder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank and the Company will be subject to several restrictions concerning the repurchase of stock and dividend payment restrictions pursuant to the applicable rules and policies of the OTS.

Note 4 - Comprehensive Income

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company adopted this statement in the first quarter of 1998 and has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.

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

Comparison of Financial Condition at June 30, 1998 and December
31, 1997

     Total assets shrunk from December 31, 1997 to June 30, 1998 as total assets decreased $15.6 million, or 17.3%, from $90.0 million at December 31, 1997 to $74.4 million at June 30, 1998. Cash received for stock subscriptions decreased from $23.6 million to zero with $14.5 million of stock issued and the remainder returned to subscribers. Investment securities available for sale increased $5.5 million or 36.2% from December 31, 1997 to June 30, 1998, while investment securities held to maturity also increased slightly. We purchased investment securities with some of the funds received from the stock conversion pending use of the funds for new loans as loan demand dictates.

     Loans receivable increased from December 31, 1997 to June
30, 1998 as originations exceeded repayments for the period by approximately $2.2 million. Our market area has experienced an increase in lending activity during this period.

     Total deposits decreased $28.3 million or 34.7% from $81.7 million at December 31, 1997 to $53.3 million at June 30, 1998.
The decrease was primarily due to closing out the stock subscription accounts upon conversion on January 1, 1998.

     Our equity increased $13.1 million from $7,052,000 at December 31, 1997 to $20,124,000 at June 30, 1998. The increase was due to issuing stock in our stock conversion for a net increase of $12.8 million, $613,000 of net income less payment of dividends of $436,000, and a slight increase in our net unrealized gain on investment securities.

Discussion of Results of Operations for the Six Months Ended
June 30, 1998 and 1997

     Prior to January 1, 1998 United Tennessee Bankshares, Inc. engaged in no business activities. Accordingly, any results of operations prior to January 1, 1998 relates only to Newport Federal Bank. At June 30, 1997, the Bank only prepared financial reports as required by the Office of Thrift Supervision. The form and content of those reports were not sufficient to allow for timely preparation of the consolidated statement of income for the three month period ended June 30, 1997 without unreasonable delay or expense. Accordingly, this discussion only addresses our results of operations for the six month periods ended June 30, 1998 and 1997.

     Our net income for the six months ended June 30, 1998 was $613 thousand, a $376 thousand, or 159%, increase over the $237 thousand we earned during the six months ended June 30, 1997. Basic earnings per share for the six months ended June 30, 1998 were $0.42. Earnings per share data is not available for the six months ended June 30, 1997 since we had no shares outstanding during that period. The improvement in our net income during 1998 is attributable mainly to a $431 thousand, or 37%, increase in net interest income between the periods but was also aided by reductions in the provision for loans losses and noninterest expense as well as an increase in noninterest income. To a significant degree, the increase in net interest income was a result of the completion of our conversion to stock form and similar increases are not expected to occur in future periods.

     Interest income increased $392 thousand from $2.5 million for the six months ended June 30, 1997 to $2.9 million for the six months ended June 30, 1998. The increase in interest income was due to an increase in the average balances of interest-earning loans and investment securities. The average balances increased from the net proceeds of our stock conversion on January 1, 1998.

     Interest expense decreased slightly due to reductions in deposit accounts associated with our stock conversion. The provision for loan losses decreased from $90,000 for the six months ended June 30, 1997 to $12,000 for the six months ended June 30, 1998. Our provision is determined by management after careful review of our loan portfolio characteristics and current local economic conditions.

     Noninterest income increased $35,000 from $51,000 for the six months ended June 30, 1997 to $86,000 for the six months ended June 30, 1998. The increase in noninterest income was due to an increase in lending volume thereby increasing loan service charges and fees, as well as an increase in fees charged to deposit account holders.

     Noninterest expenses decreased $42,000 net from $725,000 for the six months ended June 30, 1997 to $683,000 for the six months ended June 30, 1998. Compensation and benefits for the six months ended June 30, 1997 were $137,000 higher primarily due to a one-time charge to compensation expense associated with the implementation of a long-term incentive plan for the board of directors. Conversely, other noninterest expenses increased $73,000 from $102,000 for the six months ended June 30, 1997 to $175,000 for the six months ended June 30, 1998. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity.

     Our effective tax rates for the six months ended June 30, 1998 and 1997 were 38% and 40%, respectively. The slightly lower effective tax rate is due to an increase in our tax-exempt investment securities during the six months ended June 30, 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 19, 1998, the Registrant held its Annual Meeting of Stockholders. The following is a record of the voting in the election of directors which was the only matters voted on at the meeting.

         NOMINEE                      FOR        WITHHELD

         Clyde E. Driskill, Jr.    1,039,731       4,560
         Robert L. Overholt        1,039,731       4,560
         Ben W. Hooper, III        1,039,731       4,560
         Tommy C. Bible            1,039,606       4,560

         There were no abstentions or broker nonvotes.

Item 5.  Other Information

         On July 24, 1998, the Registrant's wholly owned subsidiary, Newport Federal Bank (the "Bank") entered into an agreement with Union Planters Bank of the Lakeway Area, Morristown, Tennessee, a subsidiary of Union Planters Corporation, for the Bank to acquire Union Planters' branch office at 345 Cosby Highway in Newport, Tennessee. Under the terms of the agreement, the Bank will assume deposits of the Newport branch and certain other assets, subject to regulatory approval and certain other conditions. The deposits of the branch were approximately $17 million at June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits:

     The following exhibits are filed as a part of this report:

     2           Purchase and Assumption Agreement, dated July
                 24, 1998, between Newport Federal Bank and
                 Union Planters Bank of the Lakeway Area
     3.1 1/      Charter of United Tennessee Bankshares, Inc.
     3.2 1/      Bylaws of United Tennessee Bankshares, Inc.
     4 1/        Form of Stock Certificate of United Tennessee
                 Bankshares, Inc.
     10.1 1/     Form of United Tennessee Bankshares, Inc. Stock
                 Option and Incentive Plan
     10.2 1/     Form of United Tennessee Bankshares, Inc.
                 Management Recognition Plan
     10.3(a) 1/  Employment Agreements between Newport Federal
                 Savings and Loan Association and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.3(b) 1/  Forms of Guarantee Agreements  between United
                 Tennessee Bankshares, Inc. and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.4 1/     Newport Federal Savings and Loan Association
                 Long-Term Incentive Plan

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

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: August 13, 1998      /s/ Richard G. Harwood
                           ----------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)