Form 10QSB
period 1998-09-30
UNITED TENNESSEE BANKSHARES INC
filed 1998-11-16
CIK 1045689

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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
                                                 --------------

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
1,382,013
---------

Transitional Small Business Disclosure Format (Check one):
   Yes [  ]  No [X]

                       CONTENTS

PART I.  FINANCIAL INFORMATION
                                                            Page
                                                            ----
  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition
     as of June 30, 1998 (Unaudited) and
     December 31, 1997                                       3

     Consolidated Statement of Income for the Three-
     Month Period Ended June 30, 1998 (Unaudited)
     and the Six-Month Periods Ended June 30, 1998
     and 1997 (Unaudited)                                    4

     Consolidated Statement of Changes in Equity for
     the Six-Month Period Ended June 30, 1998
     (Unaudited)                                             5

     Consolidated Statement of Cash Flows for the Six-
     Month Period Ended June 30, 1998 (Unaudited)           6-7

     Consolidated Statement of Comprehensive Income for
     the Three-Month and Six-Month Periods Ended June
     30, 1998 (Unaudited)                                    8

     Notes to Consolidated Financial Statements for the
     Six-Month Period Ended June 30, 1998 (Unaudited)      9-11

  Item 2.  Management's Discussion and Analysis or Plan
           of Operation                                   12-17

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                            18

     Item 2.  Changes in Securities and Use of Proceeds    18

     Item 3.  Defaults upon Senior Securities              18

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                      18

     Item 5.  Other Information                            18

     Item 6.  Exhibits and Reports on Form 8-K            18-19

SIGNATURES                                                 20

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                              September 30,
                                                   1998          December 31,
                                                (Unaudited)          1997
                                               -------------    -------------
          Assets                                       (in thousands)
Cash received for stock subscriptions            $    --         $23,598
Cash and amounts due from depository
  institutions                                     1,942           1,892
Investment securities:
 Available for sale, at fair value                20,171          15,204
 Held to maturity, at amortized cost (fair
   value of $2,004 and $1,105, respectively)       1,979           1,077
Loans receivable, net                             50,528          47,158
Premises and equipment, net                          184             196
Foreclosed real estate - held for sale                --              19
Accrued interest receivable                          391             377
Other assets                                          15             487
                                                 -------         -------
Total assets                                     $75,210         $90,008
                                                 =======         =======

          Liabilities and Equity
Liabilities:
 Deposits:
  Escrow accounts for stock subscriptions        $     -         $23,598
  Other deposits                                  54,129          58,072
                                                 -------         -------
    Total deposits                                54,129          81,670
 Accrued interest payable                            239             255
 Accrued income taxes                                 50             209
 Deferred income taxes                               707             595
 Other liabilities                                   140             227
                                                 -------         -------
  Total liabilities                               55,265          82,956
                                                 -------         -------

Commitments and contingencies                         --              --

Equity:
 Common stock - no par value, authorized
   20,000,000 shares; issued and
   outstanding 1,406,585 shares in 1998
   and -0- in 1997                                13,397              --
 Retained earnings                                 6,732           6,285
 Unearned compensation - employee stock
   ownership plan                                 (1,129)             --
 Accumulated other comprehensive income              945             767
                                                 -------         -------
  Total equity                                    19,945           7,052
                                                 -------         -------
Total liabilities and equity                     $75,210         $90,008
                                                 =======         =======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME

                                                  Three          Nine           Nine
                                               Months Ended   Months Ended   Months Ended
                                               September 30,  September 30,  September 30,
                                                   1998          1998           1997
                                               ------------   ------------   ------------
                                                       (Unaudited - in thousands)

Interest income:
 Loans                                          $1,073        $3,183          $2,995
 Investment securities                             319           930             677
 Other interest - earning assets                    24           159             108
                                                ------        ------          ------
  Total interest income                          1,416         4,272           3,780

Interest expense on deposits                       629         1,893           1,992
                                                ------        ------          ------
Net interest income                                787         2,379           1,788

Provision for loan losses                            6            18             120
                                                ------        ------          ------
Net interest income after provision
  for loan losses                                  781         2,361           1,668
                                                ------        ------          ------

Noninterest income:
 Deposit account service charges                    20            55              34
 Loan service charges and fees                      20            62              50
 Net gain (loss) on sales of investment
  securities available for sale                      -             -               -
 Other                                               3            12               8
                                                ------        ------          ------
  Total noninterest income                          43           129              92
                                                ------        ------          ------

Noninterest expense:
 Compensation and benefits                         151           461             635
 Occupancy and equipment                            36           111             111
 Federal deposit insurance premiums                 12            36              32
 Data processing fees                               44           112              80
 Advertising and promotion                          16            48              36
 Net (gain) loss on foreclosed real estate           -             -              (1)
 Other                                             119           293             135
                                                ------        ------          ------
  Total noninterest expense                        378         1,061           1,028
                                                ------        ------          ------

Income before income taxes                         446         1,429             732

Income taxes                                       176           546             300
                                                ------        ------          ------
Net income                                      $  270        $  883          $  432
                                                ======        ======          ======
Basic earnings per common share                 $ 0.19        $ 0.61            N/A
                                                ======        ======          ======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998


                                                                     Accumulated
                                                        Unearned       Other
                                  Common    Retained  Compensation  Comprehensive  Total
                                  Stock     Earnings    - ESOP         Income     Equity
                                  ------    --------  ------------  -----------   ------
                                               (Unaudited - in thousands)
Balances, beginning of period     $    --    $6,285     $    --       $   767     $ 7,052

Net effect of stock conversion     13,976        --      (1,129)           --      12,847

Repurchase and retirement of
  48,165 shares of common stock      (579)       --          --            --        (579)

Net income                             --       883          --            --         883

Dividends paid                         --      (436)                                 (436)

Change in net unrealized gain
  on investment securities             --        --          --           178         178
                                  -------    ------     -------       -------     -------
Balances, end of period           $13,397    $6,732     $(1,129)      $   815     $19,845
                                  =======    ======     =======       =======     =======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                                (Unaudited -
                                               in thousands)
                                              ----------------
Operating Activities:
 Net income                                         $   883
                                                    -------
 Adjustments to reconcile net income to
    net cash provided by operating activities:
   Provision for loan losses                             18
   Depreciation                                          36
   Net (gain) loss on sales of foreclosed real
     estate                                               -
   Federal home loan bank stock dividends               (30)
   Decrease in unearned compensation - ESOP              35
   Net (gain) loss on sales of investment
    securities available for sale                         -
   Deferred income taxes (benefit)                        3
   (Increase) Decrease in:
    Accrued interest receivable                         (14)
    Other assets                                        472
   Increase (Decrease) in:
    Accrued interest payable                            (16)
   Accrued income taxes                                (159)
    Other liabilities                                   (87)
                                                    -------
     Total adjustments                                  258
                                                    -------
Net cash provided by operating activities             1,141
                                                    -------

Investing Activities:
 Purchases of investment securities available
   for sale                                          (9,432)
 Proceeds from sales of investment securities
   available for sale                                     -
 Proceeds from maturities of investment
   securities available for sale                      2,368
 Principal payments received on investment
  securities available for sale                       2,414
 Purchases of investment securities held to
  maturity                                           (1,034)
 Proceeds from maturities of investment
  securities held to maturity                           132
 Net increase in loans                               (3,388)
 Purchases of plant and equipment, net                  (24)
 Proceeds from sales of foreclosed real estate           19
                                                    -------
Net cash provided by (used in) investing
  activities                                         (8,945)
                                                    -------


The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
        FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                                (Unaudited -
                                               in thousands)
                                              ----------------
Financing Activities:
 Dividends Paid                                   $   (436)
 Repurchase of common stock                           (579)
 Net increase (decrease) in deposits               (14,729)
                                                  --------
Net cash provided by (used in) financing
  activities                                       (15,744)
                                                  --------
Net increase (decrease) in cash and cash
  equivalents                                      (23,548)

Cash and cash equivalents, beginning of period      25,490
                                                  --------
Cash and cash equivalents, end of period          $  1,942
                                                  ========

Supplementary disclosures of cash flow
information:
 Cash paid during the period for:
 Interest                                         $  1,909
 Income taxes                                     $    705

Supplementary disclosures of noncash investing
 activities:
  Sale of foreclosed real estate
   by origination of mortgage loans               $      -
  Acquisition of foreclosed real estate           $      -
  Change in unrealized gain on investment
    securities available for sale                 $    287
  Change in deferred income taxes associated
    with unrealized gain on investment
    securities available for sale                 $    109
  Change in net unrealized gain on investment
   securities available for sale                  $    178

Supplementary disclosures of noncash financing
 activities:
  Net transfer from escrow deposit accounts for
   issuance of common stock                       $ 12,812


The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     Three              Nine
                                                  Months Ended      Months Ended
                                                  September 30,     September 30,
                                                      1998              1998
                                                  -------------     -------------
                                                     (Unaudited - in thousands)
Net income                                          $    270          $    883
                                                    --------          --------
Other comprehensive income, net of tax:
  Unrealized gains on investment securities              209               287
  Less reclassification adjustment for gains
    included in net income                                 -                 -

Less income taxes related to unrealized
  gains on investment securities                         (79)             (109)
                                                    --------          --------
  Other comprehensive income, net of tax                 130               178
                                                    --------          --------
Comprehensive income                                $    400          $  1,061
                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
  THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 (UNAUDITED)

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

Note 2 - Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three month period and nine month period ended September 30, 1998 the weighted average number of shares was 1,438,695 and 1,449,398, respectively. During the period ended September 30, 1998 the Company did not have any dilutive securities. Prior to January 1, 1998, the Company did not have any shares outstanding.

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

Note 5 - Repurchase and Retirement of Common Stock

In September 1998, in accordance with its approved plan, the Company repurchased and retired 48,165 shares of its common stock for a total cost of $578,944. In October 1998, the Company completed its plan to repurchase and retire a total of 5% of its common stock by repurchasing an additional 24,572 shares for a total cost of $305,615.

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

Comparison of Financial Condition at September 30, 1998 and
December 31, 1997

     Total assets shrunk from December 31, 1997 to September
30, 1998 as total assets decreased $14.8 million, or 16.4%, from $90.0 million at December 31, 1997 to $75.2 million at September 30, 1998. Cash received for stock subscriptions decreased from $23.6 million to zero with $14.5 million of stock issued and the remainder returned to subscribers. Investment securities available for sale increased $5.0 million or 32.7% from December 31, 1997 to September 30, 1998, while investment securities held to maturity also increased slightly. We purchased investment securities with some of the funds received from the stock conversion pending use of the funds for new loans as loan demand dictates.

     Loans receivable increased from December 31, 1997 to September 30, 1998 as originations exceeded repayments for the period by approximately $3.3 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 1998 and December 31, 1997, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                     September 30, 1998       December 31, 1997
                                     ------------------       ------------------
                                              (Dollars in Thousands)
                                     Amount     Percent       Amount     Percent
                                     ------     -------       ------     -------
Type of Loan:
------------
Real estate loans -
 One- to four-family residential     $ 44,330    84.5%       $ 40,482     82.0%
 Commercial                             3,206     6.1           3,493      7.1
 Construction                           2,644     5.0           3,266      6.6

Consumer loans:
 Automobile                               790     1.5             646      1.3
 Loans to depositors, secured by
   deposits                               672     1.3             634      1.3
 Home equity and second mortgage          210     0.4             243      0.5
 Other                                    635     1.2             608      1.2
                                      -------   -----         -------    -----
                                       52,487   100.0%         49,372    100.0%
                                                =====                    =====
Less:
 Loans in process                       1,048                   1,308
 Deferred fees and discounts              276                     278
 Allowance for loan losses                635                     628
                                      -------                 -------
    Total                             $50,528                 $47,158
                                      =======                 =======

     We actively monitor our asset quality and charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provide specific loss allowances when necessary. Although we believe we use the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. The following table sets forth information about our allowance for loan losses for the period indicated.

                                         Nine
                                     Months Ended       Year Ended
                                     September 30,     December 31,
                                          1998             1997
                                      -------------    ------------
                                             (In Thousands)
Balance at beginning of period         $  628            $  494
Charge-offs:
 Consumer                                 (11)              (18)
Recoveries:
 Consumer                                   -                 2
                                      -------            ------
Net charge-offs                           (11)              (16)
Provision for loan losses                  18               150
                                      -------            ------
Balance at end of period              $   635            $  628
                                      =======            ======


     The following table sets forth information about our nonperforming assets at the dates indicated. At these dates, we did not have any assets accounted for on a nonaccrual basis or modified in a troubled debt restructuring.

                                                 September 30,  December 31,
                                                     1998          1997
                                                 ------------   -----------
                                                       (In Thousands)
Accruing loans which are contractually past due
 90 days or more:
  Real estate:
   One- to four-family residential                 $  548        $  638
   Commercial                                           -             -
  Consumer                                              5            17
                                                   ------        ------
     Total                                         $  553        $  655
                                                   ======        ======

     At September 30, 1998 and December 31, 1997, we had identified approximately $118,000 and $163,000, respectively, of loans which amounts are not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms, all of which was included in our adversely classified or designated asset amounts at the date. At the date, we did not expect to incur any loss in excess of attributable existing reserves on any of our assets.

     Total deposits decreased $27.5 million or 33.7% from $81.7 million at December 31, 1997 to $54.1 million at September 30, 1998. The decrease was primarily due to closing out the stock subscription accounts upon conversion on January 1, 1998. Total deposits are expected to increase as a result of the proposed acquisition of the Newport branch of Union Planters Bank of the Lakeway

Area which is expected to close during the fourth quarter. This branch has approximately $16.0 million in deposits.

     Our equity increased $12.9 million from $7,052,000 at December 31, 1997 to $19,945,000 at September 30, 1998. The
increase was due to issuing stock in our stock conversion for a net increase of $12.8 million, $883,000 of net income less payment of dividends of $436,000, a slight increase in our net unrealized gain on investment securities, and the repurchase of 48,165 shares of common stock for a total cost of $578,944.

Discussion of Results of Operations for the Nine Months Ended
September 30, 1998 and 1997

     Prior to January 1, 1998 United Tennessee Bankshares, Inc. engaged in no business activities. Accordingly, any results of operations prior to January 1, 1998 relates only to Newport Federal Bank. At September 30, 1997, the Bank only prepared financial reports as required by the Office of Thrift Supervision. The form and content of those reports were not sufficient to allow for timely preparation of the consolidated statement of income for the three month period ended September 30, 1997 without unreasonable delay or expense. Accordingly, this discussion only addresses our results of operations for the nine months ended September 30, 1998 and 1997.

     Our net income for the nine months ended September 30, 1998 was $883 thousand, a $451 thousand, or 104% increase over the $432 thousand we earned during the nine months ended September 30, 1997. Basic earnings per share for the nine months ended September 30, 1998 were $0.61. Earnings per share data is not available for the nine months ended September 30, 1997 since we had no shares outstanding during that period. The improvement in our net income during 1998 is attributable mainly to a $591 thousand, or 33%, increase in net interest income between the periods but was also aided by reductions in the provision for loan losses and noninterest expense as well as an increase in noninterest income. To a significant degree, the increase in net interest income was a result of the completion of our conversion to stock form and similar increases are not expected to occur in future periods.

     Interest income increased $492 thousand from $3.8 million for the nine months ended September 30, 1997 to $4.3 million for the nine months ended September 30, 1998. The increase in interest income was due to an increase in the average balances of interest-earning loans and investment securities. The average balances increased from the net proceeds of our stock conversion on January 1, 1998.

     Interest expense decreased slightly due to reductions in deposit accounts associated with our stock conversion. Interest expense is expected to increase as a result of the assumption of deposits in connection with the proposed purchase of the Newport branch of Union Planters Bank of the Lakeway Area.

     Provision for loan losses decreased from $120,000 for the nine month period ended September 30, 1997 to $18,000 for the nine month period ended September 30, 1998. The allowance for loan losses required a smaller provision in 1998 based on our analysis of the reserve at the end of each period. Our methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

     Noninterest income increased $37,000 from $92,000 for the nine months ended September 30, 1997 to $129,000 for the nine months ended September 30, 1998. The increase in noninterest income was due to an increase in lending volume thereby increasing loan service charges and fees, as well as an increase in fees charged to deposit account holders.

     Noninterest expenses increased $33,000 net from $1,028,000 for the nine months ended September 30, 1997 to $1,061,000 for the nine months ended September 30, 1998. Compensation and benefits for the nine months ended September 30, 1997 were $174,000 higher primarily due to a one-time charge to compensation expense associated with the implementation of a long-term incentive plan for the board of directors.
Conversely, other noninterest expenses increased $158,000 from $135,000 for the nine months ended September 30, 1997 to $293,000 for the nine months ended September 30, 1998. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity.

     Our effective tax rates for the nine months ended
September 30, 1998 and 1997 were 38% and 41%, respectively. The slightly lower effective tax rate is due to an increase in our tax-exempt investment securities during the nine months ended
September 30, 1998.

Liquidity and Capital Resources

     We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 1998 and December 31, 1997, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory category.

     We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both September 30, 1998 and December 31, 1997.

     Our most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on our operating, financing and investing activities during any given period. Our primary sources of fund are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. We do not solicit deposits outside of our market area through brokers or other financial institutions.

     We have also designated certain securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, we as a member of the Federal Home Loan Bank have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.

     In July 1998, we entered into an agreement with Union Planters Bank to acquire their branch located in Newport, Tennessee. We will assume the deposits of the branch and purchase certain other fixed assets. The deposits of the branch were approximately $16.0 million at September 30, 1998. Since we anticipate using the net proceeds to invest in available for sale securities, our liquidity position is not expected to be affected in any significant manner.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits:

     The following exhibits are filed as a part of this report:

     2 1/        Purchase and Assumption Agreement, dated July
                 24, 1998, between Newport Federal Bank and
                 Union Planters Bank of the Lakeway Area
     3.1 2/      Charter of United Tennessee Bankshares, Inc.
     3.2 2/      Bylaws of United Tennessee Bankshares, Inc.
     4 2/        Form of Stock Certificate of United Tennessee
                 Bankshares, Inc.
     10.1 2/     Form of United Tennessee Bankshares, Inc. Stock
                 Option and Incentive Plan
     10.2 2/     Form of United Tennessee Bankshares, Inc.
                 Management Recognition Plan
     10.3(a) 2/  Employment Agreements between Newport Federal
                 Savings and Loan Association and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.3(b) 2/  Forms of Guarantee Agreements  between United
                 Tennessee Bankshares, Inc. and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.4 2/     Newport Federal Savings and Loan Association
                 Long-Term Incentive Plan
     10.5 2/     Newport Federal Savings and Loan Association
                 Deferred Compensation Plan
     27          Financial Data Schedule

_______________
1/  Incorporated by reference from United Tennessee Bankshares,
    Inc.'s Quarterly Report on Form 10-Q for the quarter ended
    June 30, 1998.
2/  Incorporated by reference to United Tennessee Bankshares,
    Inc.'s Registration Statement on Form SB-2, File No.
    333-36465.

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

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: November 16, 1998    /s/ Richard G. Harwood
                           ----------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)