Form 10KSB40
period 1998-12-31
UNITED TENNESSEE BANKSHARES INC
filed 1999-03-30
CIK 1045689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission File Number: 0-23551

                       UNITED TENNESSEE BANKSHARES, INC.
                       _________________________________
       (Exact name of small business issuer as specified in its charter)


           Tennessee                                    62-1710108
_______________________________                     ___________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


344 W. Broadway, Newport, Tennessee                     37821-0249
___________________________________                 -------------------
(Address of principal executive offices)                (Zip Code)


        The issuer's telephone number, including area code:  (423) 623-6088

      Securities registered under Section 12(b) of the Exchange Act:  None

      Securities registered under to Section 12(g) of the Exchange Act:
                          Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,949,793.

The aggregate market value of the outstanding common stock held by non-affiliates at March 24, 1999 was approximately $12.5 million (based on 1,038,136 shares at the most recent trading price of which management was aware ($12.00 on March 24, 1999)) (the registrant's employee stock ownership plan, directors' retirement plan and directors and executive officers have not been deemed to be non-affiliates).

The total number of outstanding shares of the issuer's common stock at March 24, 1999 was 1,382,013.

Transitional small business disclosure format (check one):  Yes        No    X
                                                                -----      -----


                      DOCUMENTS INCORPORATED BY REFERENCE

     1. 1998 Annual Report to Stockholders (the "Annual Report") (Part II).

     2. Proxy Statement for 1999 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

================================================================================

                                    PART I

Item 1.  Description of Business
--------------------------------

General

     United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. Accordingly, the information set forth in this report, including the audited financial statements and related data for periods prior to January 1, 1998, relates primarily to the Bank

     The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249, and its telephone number is (423) 623-6088.

     Newport Federal Bank. The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 1998, the Bank had total assets of $92.3 million, deposits of $69.8 million and stockholders' equity of $13.9 million, or 15.1% of total assets.

     The Bank attracts deposits from the general public and invests those funds in loans secured by first mortgages on owner-occupied single-family residences in its market area and, to a lesser extent, commercial real estate loans and consumer loans. The Bank also maintains a substantial investment portfolio, primarily of mortgage-backed securities issued by the FNMA, FHLMC and GNMA, obligations of the federal government and agencies and investment-grade obligations of states and political subdivisions.

     The Bank derives its income principally from interest earned on loans, investment securities and other interest-earning assets. The Bank's principal expenses are interest expense on deposits and noninterest expenses such as employee compensation, deposit insurance and miscellaneous other expenses. Funds for these activities are provided principally by deposit growth, repayments of outstanding loans and investment securities, other operating revenues and, from time to time, advances from the Federal Home Loan Bank of Cincinnati.

     As a federally chartered savings institution, the Bank is subject to extensive regulation by the OTS. The Bank's lending activities and other investments must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Bank must also file reports with the OTS describing its activities and financial condition. The Bank's deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain monetary reserve requirements promulgated by the Board of Governors of the Federal Reserve System.

Market Area

     The Bank's primary market area is Cocke County, Tennessee. To a lesser extent, the Bank accepts deposits and offer loans in surrounding areas.

     Cocke County is primarily rural, with a population of approximately 32,000 persons and relatively high unemployment levels and low income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been significantly above the national rate and somewhat below the state rate (since 1990, 10.0% compared with 7.7% and 10.6%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for June 1998, 5.8% compared with 4.5% and 4.7%, respectively), and income levels have been substantially lower than state and national averages (for 1998, $20,200 compared with $25,700 and $29,300, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

     The economy in the Bank's primary market area includes a variety of industries, including farming, manufacturing, services, retail and wholesale trade and tourism. Significant employers include Hunt Wesson in the food processing industry and Falcon Products in the furniture industry.

Competition

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans.

     Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks. Significant competition for the Bank's other deposit products and services comes from money market mutual funds and brokerage firms. Its direct competitors include three banks, one of which is a branch of a large regional bank headquartered outside its market area, and one branch of a credit union headquartered outside its market area. The Bank currently has the third largest share of deposits in its market area of Cocke

County. The primary factors in competing for loans are interest rates and loan origination fees and the quality and range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers and mortgage brokers.

     The Bank's principal primary competition comes from financial institutions headquartered in its primary market area and from various non-local commercial banks that have branch offices located in its primary market area. Many competing financial institutions have financial resources substantially greater than the Bank's and offer a wider variety of deposit and loan products. The Bank's principal competitive strategy has been to emphasize quality customer service.

Lending Activities

     The Bank principally originates loans secured by mortgages on single-family residences in its primary market area. It also makes commercial real estate loans and a variety of consumer loans.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 1998, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $2.1 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.5 million, a total of 11 lending relationships with aggregate loan amounts over $250,000, and none of these loans were
nonperforming.   For additional information, see " -- Regulation of the Bank --
Limits on Loans to One Borrower."

     Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1998, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                At December 31,
                                             -----------------------------------------------------
                                                   1998                1997             1996
                                             -----------------   ----------------  --------------
                                              Amount      %      Amount      %      Amount     %
                                             --------  -------  --------  -------  --------  -----
                                                            (Dollars in thousands)

Real estate loans:
 One- to four-family residential...........  $41,833     76.1%  $40,482     82.0%  $39,549   86.6%
 Commercial................................    7,267     13.2     3,493      7.1     2,265    5.0
 Construction..............................    3,235      5.9     3,266      6.6     1,889    4.1

Consumer loans:
 Automobile................................      813      1.5       646      1.3       664    1.4
 Loans to depositors, secured by deposits..      848      1.5       634      1.3       509    1.1
 Home equity and second mortgage...........      162      0.3       243      0.5       234    0.5
 Other.....................................      838      1.5       608      1.2       565    1.3
                                             -------   ------   -------   ------   -------   ----
                                              54,996    100.0%   49,372    100.0%   45,675  100.0%
                                             -------   ======   -------   ======   -------  =====

Less:
 Loans in process..........................      748              1,308                688
 Deferred fees and discounts...............      261                278                263
 Allowance for loan losses.................      641                628                494
                                             -------            -------            -------
  Total....................................  $53,346            $47,158            $44,230
                                             =======            =======            =======


     Loan Maturity Schedule. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.


                                                  Due after
                                      Due within  1 Through  Due After
                                        1 Year     5 Years    5 Years    Total
                                      ----------  ---------  ---------  -------
                                                   (In thousands)

Real estate loans:
   One- to four-family residential..      $  850     $1,347    $39,636  $41,833
   Commercial.......................          60        175      7,032    7,267
   Construction.....................       3,235         --         --    3,235
Consumer loans......................       1,298      1,295         68    2,661
                                          ------     ------    -------  -------
      Total.........................      $5,443     $2,817    $46,736  $54,996
                                          ======     ======    =======  =======

     Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 1998 that had predetermined interest rates and that had adjustable interest rates at that date.

                                    Predetermined    Floating or
                                        Rate       Adjustable Rates
                                    -------------  ----------------
                                           (In thousands)

Real estate loans:
 One- to four-family residential..        $12,221           $28,762
 Commercial.......................          1,471             5,736
 Construction.....................             --                --
Consumer loans....................          1,363                --
                                          -------           -------
  Total...........................        $15,055           $34,498
                                          =======           =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Loan Originations, Purchases and Sales. The following table sets forth information about its loan originations during the periods indicated. The Bank does not purchase or sell loans.

                                                              Year Ended December 31,
                                                           ----------------------------
                                                             1998      1997      1996
                                                           --------  --------  --------
Loans originated:                                                 (In thousands)
  Real estate loans:
    One- to four-family residential.......                  $11,409   $ 7,169   $ 8,305
    Commercial............................                    4,750     1,393     1,439
    Construction..........................                    3,225     3,862     2,770
  Consumer loans..........................                    1,404     1,115     1,081
                                                            -------   -------   -------
     Total loans originated...............                   20,788    13,539    13,595
Loans acquired in branch purchases........                       26        --        --
                                                            -------   -------   -------
     Total loans originated and acquired..                  $20,814   $13,539   $13,595
                                                            =======   =======   =======

     One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $40,000 and $70,000, with original loan amounts averaging approximately $45,000. At

December 31, 1998, $41.8 million, or 76.1%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in its primary market area. At December 31, 1998, $30.2 million, or 72.2%, of its one- to four-family residential loans had adjustable interest rates, and $11.6 million, or 27.8% had fixed rates. During the year ended December 31, 1998, the Bank originated $8.9 million of adjustable-rate loans, which was approximately 78% of total mortgage loan originations for that period, and at that date it had $1.5 million of loan commitments, 75% of which were for adjustable rate loans.

     The Bank's one- to four-family residential mortgage loans may have adjustable or fixed rates of interest. These loans generally are for terms of up to 25 years for adjustable-rate loans and 15 years for fixed-rate loans, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

     While it is not the Bank's policy to sell its loans in the secondary market, one- to four-family residential mortgage loans generally are underwritten in accordance with applicable underwriting guidelines and documentation requirements published by the FNMA and FHLMC for loans to be eligible for sale to them, except, as to approximately 95% of these loans, with respect to their requirements with respect to mortgaged properties (for example, in light of the Bank's experience in its market area, the Bank often does not require homes to have air conditioning or a complete survey or independent appraisal, and occasionally does not require contractors to be licensed).

     The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance or other enhancement required on loans with loan-to-value ratios in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is limited to 75%.

     The Bank's adjustable-rate, one- to four-family residential mortgage loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity of one year. The rates at which interest accrues on these loans typically are adjustable annually, often after an initial period of up to five years before the first rate adjustment, generally with limitations on adjustments of two percentage points per adjustment period, and six percentage points over the life of the loan, and an interest rate floor equal to the initial interest rate on the loan. While its adjustable-rate loans frequently are originated with initially discounted interest rates, such loans are underwritten and borrowers are qualified based on the fully indexed interest rate. The Bank's adjustable-rate loans do not permit negative amortization.

     Adjustable-rate loans help the Bank to reduce its exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to refinance the loans. Accordingly, no assurance can be given that yields on its adjustable-rate loans will fully adjust to compensate for increases in its cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in its cost of funds and its interest rate adjustment limitations and floor tend to offset this effect.

     Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 1998, the Bank's loan portfolio included $3.2 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by
permanent financing commitments.   All construction loans are secured by a first
lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

     Construction financing involves a higher degree of risk of loss than long-term financing on existing, improved, occupied real estate. Risk of loss on a construction loan depends upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could cause delays and cost overruns. If the estimate of construction costs is inaccurate, it may be required to advance funds beyond the amount originally committed to permit completion of construction. If the estimate of value is inaccurate, it may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment. The ability of a builder to sell completed residences will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has tried to minimize this risk by limiting construction lending to qualified borrowers in its market area and by limiting the aggregate amount of outstanding construction loans.

     Commercial Real Estate Lending. The Bank originates limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 1998, the Bank had 96 of these loans totaling $7.3 million, with a median loan balance of
approximately $75,000, none of which had a balance exceeding $750,000.   None of
these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about its asset classification policies and nonperforming assets, see " -- Asset Classification, Allowance for Losses and Nonperforming Assets."

     The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 75%.

     The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 1998. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

          Retail properties in Sevierville, Tennessee.  In December 1998, the
          -------------------------------------------
          Bank made a $750,000 loan secured by a medical office building. The appraisal indicated a loan-to-value ratio of approximately 67%. The loan is being amortized over 15 years.

          Retail properties in Sevierville, Tennessee.  In December 1998, the
          -------------------------------------------
          Bank made a $750,000 loan secured by an office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 75%. The loan is being amortized over 15 years.

     Commercial real estate lending entails significant additional risks compared with single-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In addition, church loans may depend on the congregation's voluntary contributions, which may be affected by local employment levels and other factors. To minimize the effects of these risks, the Bank generally limits commercial real estate lending to its primary market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the individual's personal financial statements, credit reports, tax returns and other financial information are reviewed.

     The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at December 31, 1998, the Bank would be permitted to invest up to $46.2 million in loans secured by commercial real estate.

     Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $2.7 million at December 31, 1998. At that date, the Bank had 422 consumer loans, with a median loan balance of approximately $5,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans was adversely classified or designated.

     Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank, and a borrower may be able to assert claims and defenses which the Bank has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     Collection Policies. When a borrower fails to make a payment on a loan, the Bank generally takes prompt steps to have the delinquency cured and the loan restored to current status. Once the payment grace period has expired (in most instances 15 days after the due date), a late charge is imposed, if applicable. If payment is not promptly received, a notice is sent 15 days after the expiration of the grace period. If the loan becomes 60 days delinquent, the borrower is contacted and an attempt is made to formulate an affirmative plan to cure the delinquency. If a loan becomes 90 days delinquent, the loan is reviewed, and, if payment is not made, the Bank pursues foreclosure or other appropriate action.

     Asset Classification, Allowance for Losses and Nonperforming Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving its close attention. Assets classified as substandard or doubtful require an institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, an institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with an institution's classifications. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director.

     The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 1998, the Bank had no assets classified as loss or as doubtful, $482,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented approximately 0.5% of its total assets and 4.2% of its tangible regulatory capital at December 31, 1998. At that date, substantially all of its adversely classified or designated assets were one- to four-family residences in its primary market area, and none of such assets was in excess of $50,000. At December 31, 1998, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

     In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is the Bank's policy to maintain allowances for losses based on its assessment of the loan portfolio. The Bank increase the allowance for losses by charging provisions for losses against its income.

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1998, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

     The banking regulatory agencies, including the OTS, have adopted a policy statement about maintenance of an allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review the Bank's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The Bank actively monitors its asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provide specific loss allowances when necessary. Although the Bank believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table sets forth information about activity in the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended December 31,
                                        -----------------------
                                          1998    1997    1996
                                         ------  ------  ------
                                         (Dollars in thousands)

Balance at beginning of period........     $628   $ 494   $ 496
Charge-offs:
  Consumer............................      (15)    (18)     (4)
Recoveries:
  Consumer............................        4       2       2
                                          -----   -----   -----
Net charge-offs.......................      (11)    (16)     (2)
Provision for loan losses.............       24     150      --
                                          -----   -----   -----
Balance at end of period..............    $ 641   $ 628   $ 494
                                          =====   =====   =====
Ratio of net charge-offs to average
 loans outstanding during the period..     0.02%   0.03%   0.01%
                                          =====   =====   =====


     The following table sets forth information about the Bank's allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At December 31,
                                           -------------------------------------------------------------------
                                                    1998                    1997                 1996
                                           ----------------------  ---------------------  --------------------
                                                     Percent of             Percent of            Percent of
                                                    Loans in Each          Loans in Each         Loans in Each
                                                     Category to            Category to           Category to
                                            Amount  Total Loans    Amount   Total Loans   Amount  Total Loans
                                           -------  -------------  ------  -------------  ------  ------------
                                                                   (Dollars in thousands)
Real estate loans:
  One- to four-family residential....         $375       76.1%       $400       82.0%       $300      86.6%
  Commercial.........................           78       13.2          40        7.1          23       5.0
  Construction.......................           37        5.9          38        6.6          39       4.1
Consumer loans.......................          151        4.8         150        4.3         132       4.3
                                              ----      -----        ----      -----        ----     -----
    Total allowance for loan losses..         $641      100.0%       $628      100.0%       $494     100.0%
                                              ====      =====        ====      =====        ====     =====


     During periods of recession or other economic distress, numerous financial institutions throughout the United States have incurred substantial losses due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. As a result of losses experienced by many financial institutions during these periods, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of examinations of such institutions by the FDIC, OTS or other federal or state regulators. While the Bank believes it has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no guarantee or assurance that such reserves are, or in the future will be, adequate to absorb all loan losses or that regulators, in reviewing its assets, will not make the Bank increase its loss allowance, thereby negatively affecting its reported financial condition and results of operations.

     The following table sets forth information about the Bank's nonperforming assets at the dates indicated. At these dates, the Bank did not have any assets accounted for on a nonaccrual basis or modified in a troubled debt restructuring. For information about the Bank's interest accrual practices, see
Note 3 of the Notes to Consolidated Financial Statements.


                                                                                 At December 31,
                                                                              ----------------------
                                                                               1998    1997    1996
                                                                              ------  ------  ------
                                                                              (Dollars in thousands)

Accruing loans which are contractually past due 90 days or more:
 Real estate loans:
  One- to four-family residential.................................            $ 407   $ 638   $ 375
  Commercial......................................................               --      --      --
  Construction....................................................               --      --      --
 Consumer loans...................................................               31      17       5
                                                                              -----   -----   -----
  Total non performing loans......................................            $ 438   $ 655   $ 380
                                                                              =====   =====   =====

Percentage of total loans.........................................             0.88%   1.36%   0.84%
                                                                              =====   =====   =====

Other nonperforming assets/1/.....................................            $  --   $  19   $  --
                                                                              =====   =====   =====

Total nonperforming assets........................................            $ 438   $ 674   $ 380
                                                                              =====   =====   =====

Percentage of total assets........................................             0.50%   0.75%   0.84%
                                                                              =====   =====   =====

-------------------------
/1/ Other nonperforming assets includes property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.


     At December 31, 1998, the Bank had identified approximately $44,000 of loans which amount is not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused the Bank to have doubts as to the ability of the borrowers to comply with present loan repayment terms, all of which was included in the Bank's adversely classified or designated asset amounts at that date. At that date, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its assets.

Investment Activities

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the Federal Home Loan Bank of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in Federal Home Loan Bank stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. See " -- Regulation of the Bank -- Liquidity Requirements."

     The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and, under prior federal income tax law, satisfy certain requirements for favorable tax treatment. These investment activities consist of investments in mortgage-backed securities and other investment securities, primarily securities issued or guaranteed by the U.S. government or agencies thereof and securities issued by municipalities and other governmental authorities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the investment policy of the Bank. Securities purchases are authorized by the investment committee of the Bank's Board of Directors and ratified by the Bank's Board of Directors.

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. The held to maturity investment portfolio is carried at amortized cost. Securities designated as "available for sale" are those assets which the Bank might not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in equity.

     Mortgage-backed securities typically represent an interest in a pool of fixed-rate or adjustable-rate mortgage loans, the principal and interest payments on which are passed from the mortgage borrowers to investors such as the Bank. Mortgage-backed security sponsors may be private companies or quasi-governmental agencies such as the FHLMC, FNMA and GNMA, which guarantee the payment of principal and interest to investors. Mortgage-backed securities can represent a proportionate participation interest in a pool of loans or, alternatively, an obligation to repay a specified amount secured by a pool of loans (commonly referred to as a "collateralized mortgage obligation," or "CMO"). Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the credit enhancements that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations. The Bank's mortgage-backed securities portfolio primarily consists of seasoned securities issued by one of the quasi-governmental agencies.

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

     All of the Bank's securities issued by municipalities or comparable governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Bank regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 1998, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 1998, these securities had a weighted average coupon of 5.2% and a weighted average term to maturity of approximately 42 months. The carrying value of these securities was $1.4 million, or 4.3% of the investment securities of the Bank at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

     The following table sets forth information about carrying values of the Bank's investment securities at the dates indicated.

                                                        At December 31,
                                                  -------------------------
                                                    1998     1997     1996
                                                  -------  -------  -------
                                                        (In thousands)

Securities available for sale:
 Mortgage-backed securities.............          $24,066  $ 9,439  $ 7,400
 U.S. government and agency securities..            4,548    4,026    2,989
 FHLMC preferred stock..................            1,806    1,176      774
 FHLB stock.............................              589      548      511
 Other..................................               15       15       15

Securities held to maturity:
 Obligations of states and political
   subdivisions.........................            1,402    1,077    1,212
 Mortgage-backed securities.............               --       --       --
                                                  -------  -------  -------
  Total.................................          $32,426  $16,281  $12,901
                                                  =======  =======  =======

     The following schedule analyzes the Bank's investment portfolio at December 31, 1998 by time remaining to maturity and presents the average yield for each range of maturities.

                                Less than            One to             Five to           More than
                                 One Year          Five Years          Ten Years          Ten Years      Total Investment Portfolio
                            ------------------  -----------------  -----------------  -----------------  --------------------------
                            Carrying  Average   Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Market   Average
                             Value     Yield     Value     Yield    Value     Yield    Value     Yield    Value     Value    Yield
                            --------  --------  --------  -------  --------  -------  --------  -------  --------  -------  -------
                                                                      (Dollars in thousands)

Securities available for
 sale:
  Mortgage-backed
   securities............     $  690       6.4%   $3,450      6.0%   $1,933      6.5%  $17,993      5.9%  $24,066  $24,066      5.9%
  U.S. government and
   agency securities.....        501       5.9     3,050      6.1       997      5.9        --       --     4,548    4,548      6.0
  FHLMC preferred stock..         --        --        --       --        --       --     1,806     49.0     1,806    1,806     49.0
  FHLB stock.............         --        --        --       --        --       --       589      7.0       589      589      7.0
  Other..................         --        --        --       --        --       --        15       --        15       15       --

Securities held to
 maturity:
  Obligations of states
   and political
   subdivisions..........         --        --       678      4.8       724      5.5        --       --     1,402    1,423      5.2
                            --------            --------           --------           --------            -------  -------

     Total...............     $1,191              $7,178             $3,653            $20,403            $32,426  $32,447
                            ========            ========           ========           ========            =======  =======

Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow advances from the Federal Home Loan Bank of Cincinnati, which it uses from time to time.

     Deposits. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, negotiable order of withdrawal ("NOW") accounts, passbook deposit accounts, individual retirement accounts ("IRAs"), and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for deposit accounts are established on a periodic basis. In determining the characteristics of deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not accept brokered deposits or pay negotiated rates for jumbo deposits.

     The Bank attempts to compete for deposits with other financial institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are local residents who reside in its primary market area.

     The Bank's savings deposits at December 31, 1998 were represented by the various types of savings programs listed below.


Weighted
Average
Interest          Minimum                                       Minimum                Percentage of
  Rate             Term                Category                 Balance     Balance    Total Savings
--------    -----------------    -------------------------     ---------    -------    -------------
                                                                         (In thousands)
2.02 %      None                 NOW accounts                  $      --    $ 6,865             9.83%
3.29        None                 Money market                      2,500      3,644             5.21
3.30        None                 Savings deposits-passbook            --     10,606            15.20
                                                                            -------           ------

                                 Certificates of Deposit
                                 -----------------------

4.52        91 days              Fixed-term, fixed-rate            2,500      5,895             8.44
4.53        6 months-Regular     Fixed-term, fixed-rate            2,500     10,029            14.36
4.59        6 months-IRA         Fixed-term, fixed-rate              100      3,040             4.35
4.66        12 months            Fixed-term, fixed-rate            1,000      8,759            12.54
4.66        18 months-Regular    Fixed-term, fixed-rate            1,000      3,020             4.32
4.85        18 months-IRA        Fixed-term, fixed-rate              100      2,376             3.40
4.79        30 months            Fixed-term, fixed-rate            1,000      2,283             3.27
4.79        Jumbos               Fixed-term, fixed-rate          100,000     13,318            19.08
                                                                            -------           ------
                                 Total certificates of deposit               48,720            69.76
                                                                            -------           ------
                                   Total deposits                           $69,835           100.00%
                                                                            =======           ======

     The following tables set forth information about the Bank's average deposit balances and rates during the periods presented.

                                                Year Ended December 31,
                                -------------------------------------------------------
                                      1998               1997               1996
                                -----------------  -----------------  -----------------
                                Average  Average   Average  Average   Average  Average
                                Balance    Rate    Balance    Rate    Balance    Rate
                                -------  --------  -------  --------  -------  --------
                                                 (Dollars in thousands)

Escrow Accounts for Stock
 Subscriptions................  $ 1,968    3.0%    $ 1,282    3.0%    $    --      --%
NOW accounts..................    4,522    2.2       3,782    2.5       3,086     2.5
Money market deposits.........    2,382    3.3       2,098    3.3       2,176     3.3
Savings deposits -- passbook..    9,588    3.3      10,290    3.3       9,776     3.3
Certificates of deposit.......   39,816    4.6      40,412    5.4      36,044     5.3
                                -------            -------            -------
  Total.......................  $58,276            $57,864            $51,082
                                =======            =======            =======


     The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.

                                                           Increase                               Increase
                                 Balance at               (Decrease)    Balance at               (Decrease)
                                December 31,     % of      from Dec.   December 31,     % of      from Dec.
                                   1998        Deposits    31, 1997       1997        Deposits    31, 1996
                                ------------   --------   ----------   ------------   --------   ----------
                                                      (Dollars in thousands)
Escrow accounts for stock
 subscriptions................       $    --       0.00%    $(23,598)       $23,598      28.89%     $23,598
NOW accounts..................         6,865       9.83        3,027          3,838       4.70          450
Money market deposit..........         3,644       5.21          905          2,739       3.35          465
Savings deposits -- passbook..        10,606      15.19         (285)        10,891      13.34        1,198
Certificates of deposit.......        35,402      50.70        7,932         27,470      33.64        1,049
Jumbo certificates............        13,318      19.07          184         13,134      16.08        1,143
                                     -------  ---------     --------        -------   --------      -------
                                     $69,835     100.00%    $(11,835)       $81,670     100.00%     $27,903
                                     =======  =========     ========        =======   ========      =======

     The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.

                          At December 31,
                     -------------------------
                       1998     1997     1996
                     -------  -------  -------
                             (In thousands)

4.00 -  5.99%...     $47,604  $39,714  $37,298
6.00 -  7.99%...       1,116      890    1,114
                     -------  -------  -------
                     $48,720  $40,604  $38,412
                     =======  =======  =======

     The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 1998.

                                         Amount Due
                      ------------------------------------------------
                      Less Than                        After
Rate                  One Year  1-2 Years  2-3 Years  3 Years   Total
--------------------  --------  ---------  ---------  -------  -------
                                    (In thousands)

 4.00 -  5.99%......   $42,805     $4,344       $455  $    --  $47,604
 6.00 -  7.99%......       915        201         --       --    1,116
                       -------     ------  ---------  -------  -------
                       $43,720     $4,545       $455  $    --  $48,720
                       =======     =====   =========  =======  =======

     The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1998.

                              Certificates
Maturity Period                of Deposit
----------------------------  ------------
                             (In thousands)
Six months or less..........     $ 9,871
Over six through 12 months..       2,163
Over 12 months..............       1,284
                                 -------
 Total......................     $13,318
                                 =======


     The following table sets forth information about the Bank's savings activities for the periods indicated.

                                                                 At December 31,
                                                           ----------------------------
                                                             1998       1997     1996
                                                           --------   --------  -------
                                                                 (In thousands)

Deposits..........................................         $ 54,926   $90,103  $53,859
Withdrawals.......................................           84,223    64,911   50,446
                                                           --------   -------  -------
Net increase (decrease) before interest credited
 and branch purchase..............................          (29,297)   25,192    3,413
Deposits acquired in branch purchase..............           14,909        --       --
Interest credited.................................            2,553     2,711    2,400
                                                           --------   -------  -------
  Net increase (decrease) in savings deposits.....         $(11,835)  $27,903  $ 5,813
                                                           ========   =======  =======


     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the Federal Home Loan Bank of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the Federal Home Loan Bank System, the Bank is required to own stock in the Federal Home Loan Bank and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the Federal Home Loan Bank of Cincinnati are secured by the Bank's stock in the Federal Home Loan Bank and first mortgage loans.

     The Bank has historically funded its lending and investment activities through deposits. During 1998, the Bank began using Federal Home Loan Bank advances to supplement deposits. The following sets forth selected information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                                 At of or For the Year
                                                   Ended December 31,
                                                 ----------------------
                                                  1998    1997    1996
                                                 ------  ------  ------
                                                 (Dollars in thousands)
FHLB Advances:
 Amount outstanding at end of period..........   $5,689  $ --    $ --
 Weighted average rate paid...................     4.75%   --%     --%
 Maximum amount outstanding at any month end..   $6,000  $ --    $ --
 Approximate average amount outstanding.......   $1,181  $ --    $ --
 Approximate weighted average rate paid.......     4.75%   --%     --%


Subsidiary Activities

    As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of December 31, 1998 the Bank was authorized to invest up to approximately $2.8 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock. At December 31, 1998, the Bank did not have any subsidiaries.

Regulation of the Bank

    General. As a federally chartered and insured savings institution, the Bank is subject to extensive regulation by the OTS and the FDIC. The Bank's lending activities and other investments must comply with various federal and state statutory and regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has authority to conduct periodic examinations. The Bank must file reports with the OTS describing its activities and its financial condition and it must obtain approvals from regulatory authorities before entering into certain transactions such as the conversion or mergers with other financial institutions. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of its mortgage documents. This supervision and regulation is primarily intended to protect depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or any other government agency, could have a material adverse impact on the operations of the Bank.

     Insurance of Deposit Accounts. The FDIC maintains two separate funds for the insurance of deposits up to prescribed statutory limits. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions such as the Bank. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     Because a significant portion of the assessments historically paid into the SAIF by savings institutions were used to pay the cost of prior savings institution failures, the reserves of the SAIF were below the level required by law. The BIF, however, met its required reserve level. As a result, deposit insurance premiums for deposits insured by the BIF were substantially less than premiums for deposits such as the Bank's which are insured by the SAIF. In order to recapitalize the SAIF, savings institutions with deposits insured by the SAIF were required to pay a special assessment equal to $0.657 per $100 of SAIF-assessable deposits held at March 31, 1995. The Bank recognized an expense of $317,000 for this special assessment during fiscal 1996. The special assessment eliminated the significant premium disparity between the BIF and the SAIF.

     Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from 0.23% to 0.0644% of total assessable deposits. BIF institutions still pay lower assessments than comparable SAIF institutions, because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by a federally chartered corporation which provided some of the financing required to resolve the thrift crisis in the 1980s.

     The recapitalization legislation also provides for the merger of the SAIF and BIF effective January 1, 1999, assuming there are no savings institutions under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank might have to convert to a different financial institution charter and be regulated under federal law as a national bank or under Tennessee law as a state chartered commercial bank, including being subject to the more restrictive activity limitations imposed on national banks. At this time, the Bank cannot predict the impact of this legislation on its business until legislation is enacted.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions, such as the Bank, to meet three capital standards: (1) tangible capital equal to at least 1.5 % of total adjusted assets, (2) Tier 1 or core capital equal to at least 4.0 % of total adjusted assets (3.0% if the institution is rated composite 1 under the OTS examination rating system), and
(3) total capital equal to at least 8.0 % of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most
recent examination) take certain actions to increase its capital ratios.   If
the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

    Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Tier 1 or core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual savings institutions and qualifying supervisory goodwill, less non-qualifying intangible assets, certain servicing rights and certain investments.

     Total capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. Overall, supplementary capital is limited to 100% of core capital. The Bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     At December 31, 1998, the Bank substantially exceeded all regulatory capital requirements.

     Dividend and Other Capital Distribution Limitations. Except in limited circumstances, the Bank is prohibited from paying a dividend or other capital distribution if the Bank would be undercapitalized after the distribution. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce its regulatory capital below the amount required for the liquidation account established at the time of the Conversion.

     Savings associations must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceed the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

     Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender test. The Bank must maintain at least 65% of its portfolio assets (total assets less intangible assets, property it uses in conducting its business and liquid assets in an amount not exceeding 20% of total assets) in Qualified Thrift Investments to satisfy the test. Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the Federal Home Loan Bank of Cincinnati also qualify as Qualified Thrift Investments. Subject to an aggregate limit of 20% of portfolio assets, the Bank may also count the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans originated for sale, (ii) investments in the capital stock or obligations of any service corporation or operating subsidiary as long as such subsidiary derives at least 80% of its revenues from domestic housing related activities, (iii) 200% of the dollar amount of loans and investments to purchase, construct or develop "starter homes," subject to certain other restrictions, (iv) 200% of the dollar amount of loans for the purchase, construction or development of domestic residential housing or community centers in "credit needy" areas or loans for small businesses located in such areas, (v) loans for the purchase, construction or development of community centers, (vi) loans for personal, family, household or educational purposes, subject to a maximum of 10% of portfolio assets, and
(vii) shares of FHLMC or FNMA stock.

     If the Bank satisfies the test, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank of Cincinnati. If the Bank does not satisfy the test it may lose its borrowing restrictions and be subject to activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 1998, the Bank was in compliance with its Qualified Thrift Lender requirement with approximately 96% of its assets invested in Qualified Thrift Investments.

     Transactions With Affiliates. Generally, transactions between the Bank and its affiliates are subject to certain limitations. Such transactions must be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually
be provided by affiliates in order to receive loans from the Bank.   The Bank's
affiliates include the Company and any company which would be under common control with the Bank. In addition, the Bank may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

     Loans to Directors, Executive Officers and Principal Stockholders. The Bank cannot make loans in excess of certain levels to its directors, executive officers or, after the conversion, 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of its Board of Directors with any "interested" director not voting. The Bank is also prohibited from paying overdrafts of its directors or executive officers. The Bank is also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to its regulators.

     Limits on Loans to One Borrower. The Bank generally is subject to the lending limits applicable to national banks. With certain limited exceptions, loans and extensions of credit outstanding to a person at one time may not exceed 15% of unimpaired capital and surplus of the Bank. The Bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. The Bank is additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The Bank is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Certain types of loans are excepted from the lending limits.

     At December 31, 1998, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $2.1 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $1.5 million.

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of the Bank's average daily balance of net withdrawable deposit accounts and, if any, borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1998, the Bank's required liquid asset ratio was 5% and its actual ratio was 15.5%. Monetary penalties may be imposed upon institutions for violations of liquidity requirements.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (that is, advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

     As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the Federal Home Loan Bank of Cincinnati, whichever is greater. At December 31, 1998, the Bank had $589,000 in Federal Home Loan Bank stock, at cost, which was in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 1998, the Bank had advances outstanding of $5,689,000.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank's reserve met the minimum level required by the Federal Reserve System.

Regulation of the Company

     General. The Company is registered as a savings and loan holding company and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and deposit insurance fund of the Bank and not for the benefit of stockholders of the Company.

     The Company is also required to file certain reports with, and comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

    Activities Restrictions. Since the Company will own only one savings institution, it will be able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the Qualified Thrift Lender test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a Qualified Thrift Lender and were acquired in a supervised acquisition. See " -- Regulation of the Bank -- Qualified Thrift Lender Test."

     Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other savings institution or savings and loan holding company, substantially all the assets thereof or in excess of 5% of the outstanding shares of another savings institution or savings and loan holding company. The Company's directors and officers or persons owning or controlling more than 25% of the Company's stock, must also obtain approval of the OTS before acquiring control of any savings institution or savings and loan holding company.

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

Taxation

     Federal Taxation. The Bank is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), in the same general manner as other corporations. However, prior to August 1996, savings institutions such as the Bank, which met certain definitional tests and other conditions prescribed by the Internal Revenue Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim for tax purposes with respect to additions to its reserve for bad debts for "qualifying real property loans" could be based upon its actual loss experience (the "experience method" or as a percentage of its taxable income (the "percentage of taxable income method"). Historically, the Bank used the method that would allow it to take the largest deduction.

     In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves.
Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 1998, the Bank had approximately $283,000 of post-1987 bad debt reserves.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction including its supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, the Bank will be subject to federal income tax at the then current rate.

    The Internal Revenue Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which its adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including us, whether or not an AMT is paid.

     The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Bank used the percentage of taxable income bad debt deduction method.

     The Bank's federal income tax returns have not been audited by the Internal Revenue Service since 1992.

     State Taxation. In addition to the Bank's federal income tax liability, the State of Tennessee imposes an excise tax on savings institutions and other corporations at the rate of 6% of net taxable income, which is computed based on federal taxable income subject to certain adjustments. The State of Tennessee also imposes franchise and privilege taxes on savings institutions and other corporations which, in the Bank's case, have not constituted significant expense items.

Executive Officers Who Are Not Directors

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                           Age at
                         December 31,
     Name                   1998                  Title
----------------------   ------------   ---------------------------------------
Nancy L. Bryant              55         Vice President and Treasurer

Peggy Holston                49         Branch Manager and Assistant Secretary


    Nancy L. Bryant serves as Vice President and Treasurer of the Bank and the Company. Ms. Bryant joined the Bank in 1966. She is a member of the Newport Business Women's Club, serves as a Director and Treasurer of Habitat for Humanity and received the 1993 Citizen of the Year Award from the Newport Chamber of Commerce.

    Peggy Holston has been employed with the Bank since 1971 and serves as its Assistant Secretary and Branch Manager. She has served on the Board of Directors of the Newport/Cocke County Chamber of Commerce and is a member of the Newport Business Women's Club.

Employees

    As of December 31, 1998, the Bank had 22 full-time employees and 1 part-time employees, none of whom was represented by a collective bargaining agreement. The Bank consider its relationships with its employees to be good.

Item 2.  Description of Property
--------------------------------

    The following table sets forth information about the offices of the Bank at December 31, 1998.


                         Year   Owned or               Approximate
                        Opened   Leased   Book Value  Square Footage  Deposits
                        ------  --------  ----------  --------------  --------
                                                                  (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee      1973   Owned      $ 63,965       8,000       $37,665

Branch Offices:
  263 E. Broadway
  Newport, Tennessee      1960   Owned           175       5,400        17,330

  345 Cosby Highway
  Newport, Tennessee      1998   Owned       146,087       2,400        14,840

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $474,000 at December 31, 1998. See Note 4 of the Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1998, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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


                                 PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

No.       Description
-----     -----------
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

*4        Form of Stock Certificate of United Tennessee Bankshares,
          Inc.

*10.1 Form of United Tennessee Bankshares, Inc. Stock Option and Incentive Plan +

*10.2     Form of United Tennessee Bankshares, Inc. Management
          Recognition Plan and Trust Agreement +

*10.3(a) Employment Agreements between Newport Federal Savings and Loan Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston +

*10.3(b)  Guarantee Agreements  between United Tennessee
          Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and
          Peggy Holston +

*10.4     Newport Federal Savings and Loan Association Long-Term
          Incentive Plan +

*10.5     Newport Federal Savings and Loan Association Deferred
          Compensation Plan +

 13       1998 Annual Report to Stockholders

 21       Subsidiaries of the Registrant

 23       Consent of Pugh & Company, P.C.

 27       Financial Data Schedule

_______________
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
+    Management contract or compensatory plan or arrangement.


     (b) Reports on Form 8-K.  On December 14, 1998, the Company filed a Current
         -------------------
Report on Form 8-K reporting under Item 2 the completion of its acquisition of the Newport, Tennessee Branch of Union Planters Bank of the Lakeway Area. No financial statements were filed with this report.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED TENNESSEE BANKSHARES, INC.


Date:  March 25, 1999              By: /s/ Richard G. Harwood
                                   -----------------------------------
                                   Richard G. Harwood
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)


     In accordance with Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard G. Harwood            By: /s/ J. William Myers
    ----------------------                --------------------
    Richard G. Harwood                    J. William Myers
    President and Chief Executive         Chairman of the Board
     Officer
    (Director and Principal
     Executive, Financial
     and Accounting Officer)

Date:   March 25, 1999                Date:  March 25, 1999


By: /s/ Tommy C. Bible                By: /s/ Clyde E. Driskill, Jr.
    ------------------                    --------------------------
    Tommy C. Bible                        Clyde E. Driskill, Jr.
    Director                              Director

Date:   March 25, 1999                Date:  March 25, 1999


By:  /s/ William B. Henry             By: /s/ Ben W. Hooper, III
     --------------------                 ----------------------
     William B. Henry                     Ben W. Hooper, III
     Director                             Director

Date:   March 25, 1999                Date:  March 25, 1999


By:  /s/ Robert L. Overholt           By: /s/ Robert D. Self
     ----------------------               ------------------
     Robert L. Overholt                   Robert D. Self
     Director                             Director

Date:   March 25, 1999                   Date:  March 25, 1999