Form 10QSB
period 1999-03-31
UNITED TENNESSEE BANKSHARES INC
filed 1999-05-17
CIK 1045689

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                       CONTENTS

PART I.  FINANCIAL INFORMATION
                                                            Page
                                                            ----
  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition
     as of March 31, 1999(Unaudited) and
     December 31, 1998                                       3

     Consolidated Statement of Income for the Three-
     Month Periods Ended March 31, 1999 and 1998
     (Unaudited)                                             4

     Consolidated Statements of Comprehensive Income
     for the Three-Month Periods Ended March 31,
     1999 and 1998 (Unaudited)                               5

     Consolidated Statement of Changes in Stockholders'
     Equity for the Three-Month Period Ended March 31,
     1999 (Unaudited)                                        6

     Consolidated Statement of Cash Flows for the Three-
     Month Periods Ended March 31, 1999 and 1998
     (Unaudited)                                           7-8

     Notes to Consolidated Financial Statements for the
     Three-Month Periods Ended March 31, 1999 and 1998
     (Unaudited)                                          9-12

  Item 2.  Management's Discussion and Analysis or Plan
           of Operation                                  13-18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                            19

     Item 2.  Changes in Securities and Use of Proceeds    19

     Item 3.  Defaults upon Senior Securities              19

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                      19

     Item 5.  Other Information                            19

     Item 6.  Exhibits and Reports on Form 8-K             19

SIGNATURES                                                 20

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                 March 31,
                                                   1999          December 31,
                                                (Unaudited)          1998
                                               -------------    -------------
                                                       (in thousands)
                                               ------------------------------
           ASSETS
Cash and amounts due from depository
  institutions                                   $ 3,753         $ 6,131
Investment securities:
 Available for sale, at fair value                31,038          33,022
 Held to maturity, at amortized cost (fair
   value of $1,928 at 3/31/99 and $2,453
   at 12/31/98)                                    1,898           2,431
Loans receivable, net                             55,113          53,346
Premises and equipment, net                          501             474
Foreclosed real estate - held for sale                --              --
Accrued interest receivable                          453             443
Goodwill, net of amortization                      1,173           1,193
Other assets                                          35              30
                                                 -------         -------
TOTAL ASSETS                                     $93,964         $97,070
                                                 =======         =======

          LIABILITIES AND EQUITY
LIABILITIES:
 Deposits                                        $67,641         $69,835
 Advances from Federal Home Loan Bank              5,217           5,689
 Accrued interest payable                            283             290
 Accrued income taxes                                 73              38
 Deferred income taxes                               737             860
 Other liabilities                                   560             389
                                                 -------         -------
  TOTAL LIABILITIES                               74,511          77,101
                                                 -------         -------

Commitments and contingencies                         --              --

SHAREHOLDERS' EQUITY:
 Common stock - no par value, authorized
   20,000,000 shares; issued and
   outstanding 1,382,013 shares                   13,091          13,091
 Unearned compensation - employee stock
   ownership plan                                 (1,129)         (1,129)
 Shares in MRP plan trust - contra account          (451)             --
 Shares in grantor trust - contra account           (137)           (137)
 Retained earnings                                 7,085           6,950
 Accumulated other comprehensive income              994           1,194
                                                 -------         -------
  TOTAL SHAREHOLDERS' EQUITY                      19,453          19,969
                                                 -------         -------
TOTAL LIABILITIES AND EQUITY                     $93,964         $97,070
                                                 =======         =======

Accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                 (In thousands except
                                                 per share information)
                                               -------------------------
                                                  Three months ended
                                                      March 31,
                                               -------------------------
                                                 1999           1998
                                               (Unaudited)    (Unaudited)
                                               ------------   ------------
Interest income:
  Loans                                         $    1,135     $    1,041
  Investment securities                                435            273
  Other interest-earning assets                         78            106
                                                ----------     ----------
     TOTAL INTEREST INCOME                           1,648          1,420
                                                ----------     ----------
INTEREST EXPENSE:
Deposits                                               732            630
Advances from Federal Home Loan Bank                    66             --
                                                ----------     ----------
  TOTAL INTEREST EXPENSE                               798            630
                                                ----------     ----------
NET INTEREST INCOME                                    850            790
PROVISION FOR LOAN LOSSES                                6              6
                                                ----------     ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                      844            784
                                                ----------     ----------
NONINTEREST INCOME:
  Deposit account service charges                       21             16
  Loan service charges and fees                         19             20
  Net gain (loss) on sales of investment
    securities available for sale                       --             --
  Other                                                  6              7
                                                ----------     ----------
  TOTAL NONINTEREST INCOME                              46             43
NONINTEREST EXPENSE:
  Compensation and benefits                            365            162
  Occupancy and equipment                               62             30
  Federal deposit insurance premiums                    12             12
  Data processing fees                                  45             36
  Advertising and promotion                             16             15
  Net (gain) loss on foreclosed real estate             --              1
  Amortization                                          20             --
  Other                                                163            100
                                                ----------     ----------
     TOTAL NONINTEREST EXPENSE                         683            356
                                                ----------     ----------
INCOME BEFORE INCOME TAXES                             207            471
INCOME TAXES                                            72            153
                                                ----------     ----------
NET INCOME                                      $      135     $      318
                                                ==========     ==========
BASIC EARNINGS PER COMMON SHARE                 $     0.10           0.22
                                                ==========     ==========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998


                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1999              1998
                                                  (Unaudited-       (Unaudited-
                                                  in Thousands)     in Thousands)
                                                  -----------       -----------
NET INCOME                                          $    135          $    318
                                                    --------          --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Unrealized gains on investment securities             (322)              108
  Less reclassification adjustment for gains
    included in net income                                 -                 -
Less income taxes related to unrealized
  gains on investment securities                         122               (41)
                                                    --------          --------
  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX         (200)               67
                                                    --------          --------
COMPREHENSIVE INCOME (LOSS)                         $    (65)         $    385
                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999


                                                                                      Accumulated
                                           Unearned     MRP     Grantor   Unearned      Other          Total
                                  Common  Compensation  Plan-   Trust-  Compensation Comprehensive Stockholders'
                                  Stock      ESOP       Contra  Contra      ESOP        Income        Equity
                                  -----   ------------  ------  ------   -----------  ------------ ------------
                                                          (Unaudited - in thousands)
BALANCES, BEGINNING OF PERIOD     $13,091    $(1,129)    $   -   $(137)   $6,950      $1,194       $19,969

Net income                              -          -         -       -       135           -           135

Purchase of stock for management
  recognition plan                                        (451)                                       (451)

Other comprehensive
  income (loss)                         -          -         -       -         -        (200)         (200)
                                  -------    -------     -----   -----    ------     -------       -------
BALANCES, END OF PERIOD           $13,091    $(1,129)    $(451)  $(137)   $7,085     $   994       $19,453
                                  =======    ======      =====   =====    ======     =======       =======

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998


                                                     Three months ended
                                                         March 31,
                                               ----------------------------
                                                  1999           1998
                                                (Unaudited -    (Unaudited -
                                                in thousands)  in thousands)
                                               -------------- --------------
Operating Activities:
 Net income                                    $   135        $   318
                                               -------        -------
 Adjustments to reconcile net income to
    net cash provided by operating activities:
   Provision for loan losses                         6              6
   Depreciation                                     13             12
   Amortization of goodwill                         20              -
   Net (gain) loss on sales of foreclosed real
     estate                                          -             (1)
   Federal home loan bank stock dividends          (10)           (10)
   Net (gain) loss on sales of investment
    securities available for sale                    -              -
   Accrued income taxes                             35            (35)
   Deferred income taxes (benefit)                  (1)             -
   (Increase) Decrease in:
    Accrued interest receivable                    (10)             5
    Other assets                                    (5)           458
   Increase (Decrease) in:
    Accrued interest payable                        (7)             -
    Other liabilities                              171           (176)
                                               -------        -------
     TOTAL ADJUSTMENTS                             212            259
                                               -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES          347            577
                                               -------        -------

INVESTING ACTIVITIES:
 Purchases of investment securities available
   for sale                                       (952)        (7,512)
 Proceeds from sales of investment securities
   available for sale                                -              -
 Proceeds from maturities of investment
   securities available for sale                 1,000            500
 Principal payments received on investment
  securities available for sale                  1,625            614
 Purchases of investment securities held to
  maturity                                           -         (1,042)
 Proceeds from maturities of investment
  securities held to maturity                      500              -
 Principal payments received on investment
  securities held to maturity                       32
 Net increase in loans                          (1,773)          (396)
 Purchases of plant and equipment, net             (40)           (19)
 Proceeds from sales of foreclosed real estate       -             20
                                               -------        -------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       392         (7,835)
                                               -------        -------

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998



                                                     Three months ended
                                                         March 31,
                                               -----------------------------
                                                  1999           1998
                                                (Unaudited -   (Unaudited -
                                                in thousands)  in thousands)
                                               -------------- --------------
FINANCING ACTIVITIES:
 Net proceeds from sale of common stock         $      -      $ 12,812
 Net increase (decrease) in deposits              (2,194)      (27,982)
 Purchase of common stock for MRP
   plan trust                                       (451)            -
 Repayment of advances from Federal Home
   Loan Bank                                        (472)            -
                                                --------      --------
NET CASH USED IN FINANCING
  ACTIVITIES                                      (3,117)      (15,170)
                                                --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (2,378)      (22,428)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     6,131        25,490
                                                --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  3,753      $  3,062
                                                ========      ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION:
 CASH PAID DURING THE PERIOD FOR:
 Interest                                       $    805      $    630
 Income taxes                                   $     37      $    324

SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES:
  Sale of foreclosed real estate
   by origination of mortgage loans             $      -      $      -
  Acquisition of foreclosed real estate         $      -      $      -
  Change in unrealized gain on investment
    securities available for sale               $   (322)     $    108
  Change in deferred income taxes associated
    with unrealized gain on investment
    securities available for sale               $    122      $    (41)
  Change in net unrealized gain on investment
   securities available for sale                $   (200)     $     67



The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
   THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                          (UNAUDITED)

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

The Bank provides a variety of financial services to individuals and corporate customers through its three offices in Newport, Tennessee. The Bank's primary deposit products are interest-bearing savings accounts and certificates of deposit. The Bank's primary lending products are one-to-four family first mortgage loans.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and on the same basis as the Company's audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented have been included. The results of operations for such interim period are not necessarily indicative of the results expected for the full year.

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts have been eliminated.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1999 and 1998, the weighted average number of shares outstanding was 1,311,934 and 1,454,750, respectively. The weighted average number of shares outstanding for the three month period ended March 31, 1999 is net of 36,600 shares held in the MRP plan trust and 12,516 shares held in the grantor trust. During the periods ended March 31, 1999 and 1998 the Company did not have any dilutive securities.

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

NOTE 6 - DIRECTORS LONG-TERM INCENTIVE PLAN

In June 1997, the Bank established a long-term incentive plan for the board of directors to provide target retirement benefits of 75% of board fees for ten years for directors who retire with twenty or more years of service. Activity in the directors' retirement plan for the years ended December 31, 1998 and 1997 are as follows:

                                                        1998       1997
                                                        ----       ----
Liability balance at beginning of year              $ 125,181     $      0
Accrued and expensed                                   10,824      150,991
Transfer of assets to trustee                        (136,005)           0
Death benefit payment                                       0      (25,810)
Effect of change in accounting
 principle pursuant to EITF 97-14                     164,727            0
                                                    ---------     --------
Liability balance at end of year                    $ 164,727     $125,181
                                                    =========     ========

In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. Prior to the issuance of EITF 97-14, the Bank had transferred the assets purchased by the trust (12,516 shares of Holding Company stock) to the trustee of the plan. In accordance with EITF 97-14, the Bank has recognized a liability for the fair value of all shares of Holding Company stock (13,721 shares as of December 31, 1998) and other assets held by the trustee totalling $164,727 and a contra-equity account Shares in Grantor Trust-Contra Account for the cost of the shares totalling $137,210. This change in accounting principle required a reduction in deferred tax liabilities of $10,907 and a net charge to income in 1998 of $16,610. Subsequent increases or decreases in the future in the fair value of the assets held by the Plan's trustee will be charged to expense or credited to income, net of any deferred income tax effect.

NOTE 7 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan (SOP) and a Management
Recognition Plan (MRP), subject to the approval of the Company's shareholders at the annual meeting to be held May 18,1999.

The board of directors has reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted under the SOP. These shares will be either newly issued shares or shares purchased on the open market. The board of directors has also authorized the issuance of 58,190 shares of common stock as restricted stock pursuant to the MRP. The MRP trust will begin purchasing these shares on the open market in the first quarter of 1999. As of March 31, 1999, the MRP trust had purchased 36,600 shares for a total cost of $450,756.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        -----------------------------------------------
        OPERATION
        ---------

GENERAL

     The principal business of United Tennessee Bankshares,
Inc. and our wholly owned subsidiary Newport Federal Bank ("we," "us," etc.) consists of accepting deposits from the general public through our main office and two branch offices and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities which are guaranteed as to principal and interest by the FHLMC, GNMA or FNMA. We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC preferred stock.

     Our net income primarily depends on our net interest income, which is the difference between interest income earned on loans and investment securities and interest paid on customers' deposits and other borrowings. Our net income is also affected by noninterest income, such as service charges on customers' deposit accounts, loan service charges and other fees, and noninterest expense, primarily consisting of compensation expense, deposit insurance and other expenses incidental to our operations. Based on our review of our internal bookkeeping practices and our conferences with our third party service companies, we do not expect to incur significant additional bookkeeping, data processing or other expenses, and in particular we do not expect to encounter significant difficulties with our data processing service provider, in connection with issues related to the upcoming millennium (that is, "Year 2000" issues). See "Year 2000 Readiness Disclosure."

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

Comparison of Financial Condition at March 31, 1999 And December
31, 1998

     Total assets decreased from December 31, 1998 to March 31, 1999 by $3.1 million, or 3.2%, from $97.1 million at December 31, 1998 to $94.0 million at March 31, 1999. The decrease in assets was principally the result of a reduction in cash and investment securities available for sale, which were used to fund deposit outflows during the quarter. Investment securities available for sale decreased $2.0 million or 6.0% from December 31, 1998, while investment securities held to maturity also decreased $533,000 from $2.4 million to $1.9 million.
     Loans receivable increased from December 31, 1998 to March 31, 1999 as originations exceeded repayments for the period by approximately $1.8 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 1999 and December 31, 1998, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                       March 31, 1999          December 31, 1998
                                     ------------------       ------------------
                                              (Dollars in Thousands)
                                     Amount     Percent       Amount     Percent
                                     ------     -------       ------     -------
Type of Loan:
------------
Real estate loans -
 One- to four-family residential     $ 46,201    80.5%       $ 41,833     76.1%
 Commercial                             5,034     8.8           7,267     13.2
 Construction                           3,094     6.8           3,235      5.9

Consumer loans:
 Automobile                               824     1.4             813      1.5
 Loans to depositors, secured by
   deposits                               717     1.2             848      1.5
 Home equity and second mortgage          213     0.4             162      0.3
 Other                                    520     0.9             838      1.5
                                      -------   -----         -------    -----
                                       57,413   100.0%         54,996    100.0%
                                                =====                    =====
Less:
 Loans in process                       1,390                     748
 Deferred fees and discounts              267                     261
 Allowance for loan losses                643                     641
                                      -------                 -------
    Total                             $55,113                 $53,346
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

                                        Three              Three
                                     Months Ended       Months Ended
                                       March 31,          March 31,
                                          1999             1998
                                      -------------    ------------
                                             (In Thousands)
Balance at beginning of period         $  641            $  628
Charge-offs:
 Consumer                                  (4)               (3)
Recoveries:
 Consumer                                   -                --
                                      -------            ------
Net charge-offs                            (4)               (3)
Provision for loan losses                   6                 6
                                      -------            ------
Balance at end of period              $   643            $  631
                                      =======            ======


     The following table sets forth information about our nonperforming assets at the dates indicated. At these dates, we did not have any assets accounted for on a nonaccrual basis or modified in a troubled debt restructuring.

                                                   March 31,    December 31,
                                                     1999          1998
                                                 ------------   -----------
                                                       (In Thousands)
Accruing loans which are contractually past due
 90 days or more:
  Real estate:
   One- to four-family residential                 $  500        $  475
   Commercial                                           -             -
  Consumer                                              4             7
                                                   ------        ------
     Total                                         $  504        $  482
                                                   ======        ======

     At March 31, 1999 and December 31, 1998, we had identified approximately $1,000 and $ 0, respectively, of loans which amounts are not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms, all of which was included in our adversely classified or designated asset amounts at that date. At that date, we did not expect to incur any loss in excess of attributable existing reserves on any of our assets.
     During the quarter ended March 31, 1999, total deposits decreased $2.2 million or 3.1% from $69.8 million at December 31, 1998 to $67.6 million at March 31, 1999. The decrease in deposits was attributable primarily to run-off at the recently acquired Cosby Highway branch. Management attributes the run-off to the change in ownership of the branch and the deposit promotional activities of a bank which opened a new branch in the vicinity.
     Our shareholders' equity decreased $516 thousand from
$20.0 million at December 31, 1998 to $19.5 million at March 31, 1999. The decrease was due to the purchase of 36,600 shares of stock related to the Management Recognition Plan trust for approximately $451,000, $135,000 of net
                              15
income and a $200,000 decrease in our net unrealized gain on investment securities. The Company has recently received approval from the OTS to repurchase up to 5% of its outstanding shares on the open market. In addition, the Company has filed a request with the Internal Revenue Service for a private letter ruling regarding the tax-free nature of a possible return of capital distribution to its shareholders. The Company is merely considering such a distribution at this time and no firm decision including the amount or timing has been made.

Discussion of Results of Operations for the Three Months Ended
March 31, 1999 and 1998

     Our net income for the three months ended March 31, 1999 was $135 thousand, a $183 thousand, or 57% decrease over the $318 thousand we earned during the three months ended March 31, 1998. Basic earnings per share for the three months ended March 31, 1999 was $0.10 compared to $0.22 for the same period in 1998. Average shares outstanding for the periods were 1,311,934 and 1,454,750, respectively. The decrease in net income is due primarily to the establishment of a management recognition plan during the first quarter of 1999 which increased compensation costs approximately $185 thousand.
     Interest income increased $228 thousand, or 16.1%, from $1.42 million for the three months ended March 31, 1998 to $1.65 million for the three months ended March 31, 1999. The increase in interest income was primarily due to a $162 thousand, or 59.3%, increase in interest earned on the investment securities portfolio which the Company has significantly expanded in order to increase income and better leverage its capital. Interest on loans increased $94 thousand, or 9.0%, due to an increase in the average balance of the loan portfolio.
     Interest expense increased $168 thousand primarily due to the purchase of the branch deposit accounts from Union Planters Bank of the Lakeway area in December 1998. In addition, the Company incurred $66 thousand in interest expense on borrowings compared to no such expense in the prior-year period. The Company invested funds from the borrowings in mortgaged-backed securities in order to increase interest income and better leverage its capital.
     Net interest income increased $60,000, or 7.6%, between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin, however, narrowed slightly to 3.76% for the three months ended March 31, 1999 compared to 3.80% for the comparable period of 1998. The narrowing of the interest margin reflects the current rate environment and the fact that a significant portion of the Company's asset growth since March 31, 1998 has consisted of investment securities.
     We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.
     Noninterest income increased $3,000 from $43,000 for the three months ended March 31, 1998 to $46,000 for the three months ended March 31, 1999. The increase in other income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 1999 period.

     Noninterest expenses increased $327,000 from $356,000 for the three months ended March 31, 1998 to $683,000 for the three months ended March 31, 1999. Compensation and benefits for the three months ended March 31, 1999 were $203,000 higher primarily due to compensation expense associated with the implementation of a management recognition plan in 1999. Other noninterest expenses increased $124,000 from $194,000 for the three months ended March 31, 1998 to $318,000 for the three months ended March 31, 1999. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity, amortization of goodwill associated with the branch purchase, and increased operations costs for the new branch.
     Our effective tax rates for the three months ended March 31, 1999 and 1998 were 34.8% and 32.5%, respectively. The slightly higher effective tax rate is due to a decrease in our tax-exempt investment securities during the three months ended March 31, 1999.

Liquidity and Capital Resources

     We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 1999 and December 31, 1998, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory category.
     We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both March 31, 1999 and December 31, 1998.
     Our most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on our operating, financing and investing activities during any given period. Our primary sources of fund are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. We do not solicit deposits outside of our market area through brokers or other financial institutions.
     We have also designated certain securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, we as a member of the Federal Home Loan Bank have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.
Year 2000 Readiness Disclosure
     Like most financial services companies, the Bank relies heavily on computers and other information technology systems. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. For many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications, in their current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transaction.
     The Bank has identified its most mission critical system as its on-line core account processing which is performed by a third party provider. This service provider has advised the Bank that it is Year 2000 compliant and has successfully done testing with a number of its other customers. The service provider tested the Bank's equipment and links during the fourth quarter of 1998 and found them to be Year 2000 compliant. The Bank has developed a contingency plan for back-up manual processing in the event its current data processor is unable to operate because of Year 2000 problems. The Bank also uses personal computers and a variety of other software packages in other facets of its day-to-day operations. All of these systems have been either tested successfully or replaced with systems and software that is millennium compliant. Management believes that it has also identified all the equipment which relies on embedded computer chips to operate and has received correspondence from the vendors indicating that they are Year 2000 compliant. In addition to the risk posed by the Year 2000 readiness of its internal systems, the Bank recognizes that the Bank is exposed to Year 2000 risks from its customers. The Bank has surveyed its larger loan customers regarding their Year 2000 readiness and is working to increase their awareness of the problem. The Bank does not believe that the costs associated with its Year 2000 planning will have a material impact on its results of operations.

PART II.  OTHER INFORMATION
          -----------------

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

_______________
1/  Incorporated by reference to United Tennessee Bankshares,
    Inc.'s Registration Statement on Form SB-2, File No.
    333-36465.

Reports on Form 8-K:
     On January 27, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5. Other Events that it had filed a private letter ruling request with the Internal Revenue Service regarding the tax-free nature of a possible return of capital distribution to its shareholders and to report adoption by the Board of Directors of the 1999 Stock Option Plan and the Management Recognition Plan subject to approval by shareholders at the 1999 Annual Meeting. No financial statements were filed as part of this report.

                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: May 14, 1999         /s/ Richard G. Harwood
                           ----------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)