Form 10QSB
period 1999-06-30
UNITED TENNESSEE BANKSHARES INC
filed 1999-08-16
CIK 1045689

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

Transitional Small Business Disclosure Format (Check one):
   Yes [  ]  No [X]

                       CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------                              Page
                                                            ----
  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition
     as of June 30, 1999(Unaudited) and
     December 31, 1998                                       3

     Consolidated Statement of Income for the Three-
     Month and Six-Month Periods Ended June 30, 1999
     and 1998 (Unaudited)                                    4

     Consolidated Statements of Comprehensive Income
     for the Six-Month Periods Ended June 30,
     1999 and 1998 (Unaudited)                               5

     Consolidated Statement of Changes in Stockholders'
     Equity for the Six-Month Period Ended June 30,
     1999 (Unaudited)                                        6

     Consolidated Statement of Cash Flows for the Six-
     Month Periods Ended June 30, 1999 and 1998
     (Unaudited)                                           7-8

     Notes to Consolidated Financial Statements for the
     Six-Month Periods Ended June 30, 1999 and 1998
     (Unaudited)                                          9-11

  Item 2.  Management's Discussion and Analysis or Plan
           of Operation                                  12-18

PART II.  OTHER INFORMATION
          -----------------

     Item 1.  Legal Proceedings                            19

     Item 2.  Changes in Securities and Use of Proceeds    19

     Item 3.  Defaults upon Senior Securities              19

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                      19

     Item 5.  Other Information                            19

     Item 6.  Exhibits and Reports on Form 8-K             20

SIGNATURES                                                 21

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                      June 30,
                                                        1999          December 31,
                                                     (Unaudited)          1998
                                                    ------------------------------
                                                            (in thousands)
                Assets
Cash and amounts due from depository institutions     $ 4,906         $ 6,131
Investment securities:
 Available for sale, at fair value                     29,873          33,022
Held to maturity, at amortized cost (fair value
  of $2,100 at 6/30/99 and $2,453 at 12/31/98)          2,090           2,431
Loans receivable, net                                  56,782          53,346
Premises and equipment, net                               496             474
Accrued interest receivable                               482             443
Goodwill, net of amortization                           1,153           1,193
Other assets                                               27              30
                                                      -------         -------
Total assets                                          $95,809         $97,070
                                                      =======         =======
                 Liabilities and Equity
Liabilities:
 Deposits                                             $70,887         $69,835
 Advances from Federal Home Loan Bank                   4,739           5,689
 Accrued interest payable                                 271             290
 Accrued income taxes                                      39              38
 Deferred income taxes                                    840             860
 Other liabilities                                        587             389
                                                      -------         -------
  Total liabilities                                    77,363          77,101
                                                      -------         -------
Commitments and contingencies                              --              --

Equity:
 Common stock - no par value, authorized 20,000,000
  shares; issued and outstanding 1,382,013 shares      13,091          13,091
 Retained earnings                                      6,907           6,950
 Unearned compensation - employee stock
  ownership plan                                       (1,005)         (1,129)
 Shares in MRP plan - contra account                     (713)             --
 Shares in grantor trust - contra account                (137)           (137)
 Shares in stock option plan - contra account            (859)             --
 Accumulated other comprehensive income                 1,162           1,194
                                                      -------         -------
  Total equity                                         18,446          19,969
                                                      -------         -------

Total liabilities and equity                          $95,809         $97,070
                                                      =======         =======

The accompanying notes are an integral part of these financial statements.

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                           (In Thousands Except    (In Thousands Except
                                           per Share Information)   per Share Information)
                                           ----------------------  ----------------------
                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                           ----------------------  ----------------------
                                             1999          1998        1999       1998
                                           (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                           ----------------------  ----------------------
Interest income:
 Loans                                      $1,172       $1,069     $2,307     $2,110
 Investment securities                         452          338        887        611
 Other interest - earning assets                40           29        118        135
                                            ------       ------     ------     ------
  Total interest income                      1,664        1,436      3,312      2,856
                                            ------       ------     ------     ------
Interest expense:
 Deposits                                      750          634      1,482      1,264
 Advances from Federal Home Loan Bank           60            -        126          -
                                            ------       ------     ------     ------
  Total interest expense                       810          634      1,608      1,264
                                            ------       ------     ------     ------
Net interest income                            854          802      1,704      1,592

Provision for loan losses                        6            6         12         12
                                            ------       ------     ------     ------
Net interest income after provision
 for loan losses                               848          796      1,692      1,580
                                            ------       ------     ------     ------

Noninterest income:
 Deposit account service charges                23           19         44         35
 Loan service charges and fees                  26           22         45         42
 Other                                           5            2         11          9
                                            ------       ------     ------     ------
  Total noninterest income                      54           43        100         86
                                            ------       ------     ------     ------

Noninterest expense:
 Compensation and benefits                     207          148        572        310
 Occupancy and equipment                        48           45        110         75
 Federal deposit insurance premiums             12           12         24         24
 Data processing fees                           56           32        101         68
 Advertising and promotion                      23           17         39         32
 Net (gain) loss on foreclosed real estate       -           (2)         -         (1)
 Amortization                                   20            -         40          -
 Other                                         180          110        343        175
                                            ------       ------     ------     ------
  Total noninterest expense                    546          362      1,229        683
                                            ------       ------     ------     ------
Income before income taxes                     356          477        563        983

Income taxes                                   120          182        192        370
                                            ------       ------     ------     ------
Net income                                  $  236       $  295     $  371     $  613
                                            ======       ======     ======     ======
Basic earnings per common share             $ 0.21       $ 0.20     $ 0.31     $ 0.42
                                            ======       ======     ======     ======

The accompanying notes are an integral part of these financial statements.

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                           ----------------------  ----------------------
                                             1999          1998        1999       1998
                                           ----------------------  ----------------------
                                             (Unaudited - in         (Unaudited - in
                                               thousands)              (thousands)
Net income                                  $ 236          $295        $371       $613
                                            -----          ----        ----       ----
Other comprehensive income (loss), net
  of tax:
 Unrealized gains (losses) on investment
  securities                                  270           (30)        (52)        78
 Less reclassification adjustment for gains
  included in net income                        -             -           -          -
 Less income taxes related to unrealized
  gains (losses) on investment securities    (103)           11          20        (30)
                                            -----          ----        ----       ----
   Other comprehensive income (loss),
    net of tax                                167           (19)        (32)        48

                                            -----          ----        ----       ----
Comprehensive income                        $ 403          $276        $339       $661
                                            =====          ====        ====       ====

The accompanying notes are an
integral part of these financial statements.

      UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999


                                                                                        Accumulated
                                                                     Unearned   Stock     Other         Total
                              Common    Retained    MRP   Grantor  Compensation Option Comprehensive Shareholders'
                              Stock     Earnings    Plan   Trust       ESOP      Plan     Income        Equity
                              -----   ------------ ------ ------   -----------  ------  ------------ ------------
BALANCES, BEGINNING OF PERIOD  $13,091   $ 6,950    $   -    $(137)   $(1,129)   $   -     $1,194      $19,969

Repurchase of common stock           -         -     (713)       -          -     (859)         -       (1,572)

Net income                           -       371        -        -          -        -          -          371

Other comprehensive
  income (loss)                      -         -        -        -          -        -        (32)         (32)

Payment on ESOP loan
  principal                          -         -        -        -        124        -          -          124

Dividends paid                       -      (414)       -        -          -        -          -         (414)
                               -------    -------    -----   -----    -------    -----    -------       -------
BALANCES, END OF PERIOD        $13,091    $6,907     $(713)  $(137)   $(1,005)   $(859)   $ 1,162       $18,446
                               =======    ======     =====   =====    =======    =====    =======       =======

The accompanying notes are an integral part of these financial statements.

             UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                      Six Months Ended June 30,
                                                    ------------------------------
                                                        1999              1998
                                                    ------------------------------
                                                       (Unaudited - in thousands)
Operating Activities:
 Net income                                           $   371          $   613
                                                      -------          -------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                               12               12
   Depreciation                                            25               24
   Amortization of goodwill                                40                -
   Federal home loan bank stock dividends                 (10)             (20)
   Decrease in unearned compensation - ESOP               124               35
   Deferred income taxes (benefit)                          -               (1)
   (Increase) Decrease in:
    Accrued interest receivable                           (39)            (104)
    Other assets                                            3              466
   Increase (Decrease) in:
    Accrued interest payable                              (19)             (23)
    Accrued income taxes                                    1             (193)
    Other liabilities                                     198             (128)
                                                      -------          -------
     Total adjustments                                    335               68
                                                      -------          -------
Net cash provided by operating activities                 706              681
                                                      -------          -------
Investing Activities:
 Purchases of investment securities available
    for sale                                           (2,061)          (7,512)
 Proceeds from maturities of investment securities
    available for sale                                  2,000              500
 Principal payments received on investment securities
  available for sale                                    3,168            1,732
 Purchases of investment securities held to maturity     (239)          (1,034)
 Proceeds from maturities of investment securities held
  to maturity                                             500                -
 Principal payments received on investment securities
  held to maturity                                         80                -
 Net increase in loans                                 (3,448)          (2,205)
 Purchases of plant and equipment, net                    (47)             (23)
 Proceeds from sales of foreclosed real estate              -               19
                                                      -------          -------
Net cash provided by (used in) investing activities       (47)          (8,523)
                                                      -------          -------

The accompanying notes are an integral part of these financial statements.

             UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                                      Six Months Ended June 30,
                                                    ------------------------------
                                                        1999              1998
                                                    ------------------------------
                                                       (Unaudited - in thousands)
Financing Activities:
 Dividends paid                                           (414)            (436)
 Net increase (decrease) in deposits                     1,052          (15,511)
 Repurchase of common stock                             (1,572)               -
 Repayment of advances from Federal Home Loan Bank        (950)               -
                                                       -------         --------
Net cash provided by (used in) financing activities     (1,884)         (15,947)
                                                       -------         --------

Net increase (decrease) in cash and cash equivalents    (1,225)         (23,789)

Cash and cash equivalents, beginning of period           6,131           25,490
                                                       -------         --------

Cash and cash equivalents, end of period               $ 4,906         $  1,701
                                                       =======         ========

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                              $   829         $  1,287
 Income taxes                                          $   119         $    563

Supplementary disclosures of noncash investing
 activities:
  Sale of foreclosed real estate
   by origination of mortgage loans                    $     -         $      -
  Acquisition of foreclosed real estate                $     -         $      -
  Change in unrealized gain (loss) on
   investment securities available for sale            $   (52)        $     78
  Change in deferred income taxes associated with
   unrealized gain (loss) on investment securities
   available for sale                                  $   (20)        $     30
  Change in net unrealized gain (loss) on investment
   securities available for sale                       $   (32)        $     48

Supplementary disclosures of noncash financing
 activities:
  Net transfer from escrow deposit accounts for
   issuance of common stock                            $     -         $ 12,812


The accompanying notes are an integral part of these financial statements.

    UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)


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

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended June 30, 1999 and 1998, the weighted average number of shares outstanding was 1,146,780 and 1,454,750, respectively. For the six months ended June 30, 1999 and 1998, the weighted average number of shares outstanding was 1,192,989 and 1,454,750, respectively. The weighted average number of shares outstanding for the period ended June 30, 1999 is net of 58,190 shares held in the MRP plan trust, 12,856 shares held in the grantor trust, and 70,490 shares held in the Stock Option plan trust. During the periods ended June 30, 1999 and 1998 the Company did not have any dilutive securities.

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

NOTE 5 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan (SOP) and a Management
Recognition Plan (MRP). The Company's shareholders approved both plans at the annual meeting held on May 18,1999.

The board of directors has reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted under the SOP. These shares will be either newly issued shares or shares purchased on the open market. The Stock Option trust purchased shares on the open market in the first and second quarters of 1999. As of June 30, 1999, the Stock Option trust had purchased 70,490 for a total cost of approximately $859,000. The board of directors has also authorized the issuance of 58,190 shares of common stock as restricted stock pursuant to the MRP. The MRP trust purchased these shares on the open market in the first and second quarters of 1999. As of June 30, 1999, the MRP trust had purchased 58,190 shares for a total cost of approximately $713,000.

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

     Our net income primarily depends on our net interest income, which is the difference between interest income earned on loans and investment securities and interest paid on customers' deposits and other borrowings. Our net income is also affected by noninterest income, such as service charges on customers' deposit accounts, loan service charges and other fees, and noninterest expense, primarily consisting of compensation expense, deposit insurance and other expenses incidental to our operations. Based on our review of our internal bookkeeping practices and our conferences with our third party service companies, we do not expect to incur significant additional bookkeeping, data processing or other expenses, and in particular we do not expect to encounter significant difficulties with our data processing service provider, in connection with issues related to the upcoming millennium (that is, "Year 2000" issues). See "Year 2000 Readiness Disclosure.

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

Comparison of Financial Condition at June 30, 1999 and December
31, 1998

     Total assets decreased from December 31, 1998 to June 30, 1999 by $1.3 million, or 1.3%, from $97.1 million at December 31, 1998 to $95.8 million at June 30, 1999. The decrease in assets was principally the result of a reduction in cash and investment securities available for sale, which were used to fund increases in loans receivable during the period. Investment securities available for sale decreased $3.1 million or 9.5% from December 31, 1998, while investment securities held to maturity also decreased $341,000 from $2.4 million to $2.1 million.
     Loans receivable increased from December 31, 1998 to June 30, 1999 as originations exceeded repayments for the period by approximately $3.4 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 1999 and December 31, 1998, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                       June 30, 1999           December 31, 1998
                                     ------------------       ------------------
                                              (Dollars in Thousands)
                                     Amount     Percent       Amount     Percent
                                     ------     -------       ------     -------
Type of Loan:
------------
Real estate loans -
 One- to four-family residential     $ 47,570    80.1%       $ 41,833     76.1%
 Commercial                             5,966    10.0           7,267     13.2
 Construction                           3,543     5.9           3,235      5.9

Consumer loans:
 Automobile                               876     1.5             813      1.5
 Loans to depositors, secured by
   deposits                               770     1.3             848      1.5
 Home equity and second mortgage          193     0.3             162      0.3
 Other                                    545     0.9             838      1.5
                                      -------   -----         -------    -----
                                       59,463   100.0%         54,996    100.0%
                                                =====                    =====
Less:
 Loans in process                       1,757                     748
 Deferred fees and discounts              275                     261
 Allowance for loan losses                649                     641
                                      -------                 -------
    Total                             $56,782                 $53,346
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

                                     Six               Six
                                 Months Ended      Months Ended
                                    June 30,         June 30,
                                     1999             1998
                                 ------------      ------------
                                       (In Thousands)
Balance at beginning of period      $  641           $  628
                                    ------           ------
Charge-offs:
 Consumer                               (4)              (4)
Recoveries:
 Consumer                                -                -
                                    ------           ------
Net charge-offs                         (4)              (4)
Provision for loan losses               12               12
                                    ------           ------
Balance at end of period            $  649           $  636
                                    ======           ======

     The following table sets forth information about our nonperforming assets at the dates indicated. At June 30, 1999, we had approximately $71,000 of loans accounted for on a nonaccrual basis.

                                     June 30,     December 31,
                                      1999           1998
                                    ---------    -----------
                                        (In Thousands)
Accruing loans which are
  contractually past due
  90 days or more:
  Real estate:
   One- to four-family residential    $  343         $  475
   Commercial                             36              -
  Consumer                                 6              7
                                      ------         ------
     Total                            $  385         $  482
                                      ======         ======

     At June 30, 1999 and December 31, 1998, all loans were included in our adversely classified or designated asset amounts as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms. We do not expect to incur any loss in excess of attributable existing reserves on any of our assets.
     During the six months ended June 30, 1999, total deposits increased $1.1 million or 1.5% from $69.8 million at December 31, 1998 to $70.9 million at June 30, 1999.
      Our shareholders' equity decreased $1.6 million from $20.0 million at December 31, 1998 to $18.4 million at June 30, 1999. The decrease was due to the repurchase of 128,680 shares of stock for approximately $1,572,000 and dividends paid of approximately $414,000, partially offset by $371,000 of net income, payment of approximately $124,000 on the ESOP loan, and a $32,000 decrease in our net unrealized gain on investment securities. The Company has recently received approval from the OTS to repurchase an additional 5% of its outstanding shares on the open market. In addition, the Company has received a favorable private letter ruling from the Internal Revenue Service regarding the tax-free nature of a possible return of capital distribution to its shareholders. The Company is merely considering such a distribution at this time and no firm decision including the amount or timing has been made. It is currently anticipated that no return of capital distribution would be made before the fourth quarter of 1999 and would be in the range of $2 to $4 per share.

Discussion of Results of Operations for the Three Months Ended
June 30, 1999 and 1998

     Our net income for the three months ended June 30, 1999 was $236 thousand, a $59 thousand, or 20% decrease over the $295 thousand we earned during the three months ended June 30, 1998. Basic earnings per share for the three months ended June 30, 1999 was $0.21 compared to $0.20 for the same period in 1998. Average shares outstanding for the periods were 1,146,780 and 1,454,750, respectively. The decrease in net income is due primarily to the establishment of a management recognition plan during 1999 which increased compensation costs approximately $40 thousand.
     Interest income increased $228 thousand, or 16%, from $1.44 million for the three months ended June 30, 1998 to $1.66 million for the three months ended June 30, 1999. The increase in interest income was primarily due to a $114 thousand, or 34%, increase in interest earned on the investment securities portfolio which the Company has expanded in order to increase income and better leverage its capital. Interest on loans increased $103 thousand, or 10%, due to an increase in the average balance of the loan portfolio.
     Interest expense increased $116 thousand primarily due to the purchase of the branch deposit accounts from Union Planters Bank of the Lakeway Area in December 1998. In addition, the Company incurred $60 thousand in interest expense on advances from the Federal Home Loan Bank compared to no such expense in the prior-year period. The Company invested funds from the borrowings in mortgaged-backed securities in order to increase interest income and better leverage its capital.
     Net interest income increased $52,000, or 6%, between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin, however, narrowed to 3.85% for the three months ended June 30, 1999 compared to 4.45% for the comparable period of 1998. The narrowing of the interest margin reflects the current rate environment and the fact that recent loan refinancing has reduced the yield on our loan portfolio.
     We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.
     Noninterest income increased $11,000 from $43,000 for the three months ended June 30, 1998 to $54,000 for the three months ended June 30, 1999. The increase in other income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 1999 period. Loan service charges and fees also increased as loan originations increased during the three month period.
     Noninterest expenses increased $184,000 from $362,000 for the three months ended June 30, 1998 to $546,000 for the three months ended June 30, 1999. Compensation and benefits for the three months ended June 30, 1999 were $59,000 higher primarily due to compensation expense associated with the implementation of a management recognition plan in 1999. Other noninterest expenses increased $70,000 from $110,000 for the three months ended June 30, 1998 to $180,000 for the three months ended June 30, 1999. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity and increased operations costs for the new branch purchased in December 1998.

Our effective tax rates for the three months ended June 30, 1999 and 1998 were 33.7% and 38.2%, respectively. The slightly lower effective tax rate is due to an increase in our tax-exempt investment securities during the three months ended June 30, 1999.

Discussion of Results of Operations for the Six Months Ended
June 30, 1999 and 1998

     Our net income for the six months ended June 30, 1999 was $371 thousand, a $242 thousand, or 39% decrease over the $613 thousand we earned during the six months ended June 30, 1998. Basic earnings per share for the six months ended June 30, 1999 was $0.31 compared to $0.42 for the same period in 1998. Average shares outstanding for the periods were 1,192,989 and 1,454,750, respectively. The decrease in net income is due primarily to the establishment of a management recognition plan during the first quarter of 1999 which increased compensation costs approximately $225 thousand.
     Interest income increased $456 thousand, or 16.0%, from $2.86 million for the six months ended June 30, 1998 to $3.31 million for the six months ended June 30, 1999. The increase in interest income was primarily due to a $276 thousand, or 45.2%, increase in interest earned on the investment securities portfolio which the Company has expanded in order to increase income and better leverage its capital. Interest on loans increased $197 thousand, or 9.3%, due to an increase in the average balance of the loan portfolio.
     Interest expense increased $344 thousand primarily due to the purchase of the branch deposit accounts from Union Planters Bank of the Lakeway area in December 1998. In addition, the Company incurred $126 thousand in interest expense on advances from the Federal Home Loan Bank compared to no such expense in the prior-year period. The Company invested funds from the borrowings in mortgaged-backed securities in order to increase interest income and better leverage its capital.
     Net interest income increased $112,000, or 7.0%, between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin, however, narrowed to 3.84% for the six months ended June 30, 1999 compared to 4.36% for the comparable period of 1998. The narrowing of the interest margin reflects the current rate environment and the fact that recent loan refinancing has reduced the yield on our loan portfolio.
     We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.
     Noninterest income increased $14,000 from $86,000 for the six months ended June 30, 1998 to $100,000 for the six months ended June 30, 1999. The increase in other income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 1999 period.
     Noninterest expenses increased $546,000 from $683,000 for the six months ended June 30, 1998 to $1,229,000 for the six months ended June 30, 1999. Compensation and benefits for the six months ended June 30, 1999 were $262,000 higher primarily due to compensation expense associated with the implementation of a management recognition plan in 1999. Other noninterest expenses increased $168,000 from $175,000 for the six months ended June 30, 1998 to $343,000 for the six months ended June 30, 1999. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity and increased operations costs for the new branch purchased in December 1998.

     Our effective tax rates for the six months ended June 30, 1999 and 1998 were 34.1% and 37.6%, respectively. The slightly lower effective tax rate is due to an increase in our tax-exempt investment securities during the six months ended June 30, 1999.

Liquidity and Capital Resources

     We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 1999 and December 31, 1998, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory category.
     We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both June 30, 1999 and December 31, 1998.
     Our most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on our operating, financing and investing activities during any given period. Our primary sources of fund are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.
We do not solicit deposits outside of our market area through brokers or other financial institutions.
     We have also designated certain securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, we as a member of the Federal Home Loan Bank have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.

Year 2000 Readiness Disclosure

     Like most financial services companies, the Bank relies heavily on computers and other information technology systems. As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. For many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications, in their current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transition.
     The Bank has identified its most mission critical system as its on-line core account processing which is performed by a third party provider. This service provider has advised the Bank that it is Year 2000 compliant and has successfully done testing with a number of its other customers. The service provider tested the Bank's equipment and links during the fourth quarter of 1998 and found them to be Year 2000 compliant. The Bank has developed a contingency plan for back-up manual processing in the event its current data processor is unable to operate because of Year 2000 problems. The Bank also uses personal computers and a variety of other software packages in other facets of its day-to-day operations. All of these systems have been either tested successfully or replaced with systems and software that is millennium compliant. Management believes that it has also identified all the equipment which relies on embedded computer chips to operate and has received correspondence from the vendors indicating that they are Year 2000 compliant. In addition to the risk posed by the Year 2000 readiness of its internal systems, the Bank recognizes that the Bank is exposed to Year 2000 risks from its customers. The Bank has surveyed its larger loan customers regarding their Year 2000 readiness and is working to increase their awareness of the problem. The Bank does not believe that the costs associated with its Year 2000 planning will have a material impact on its results of operations.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders


         On May 18, 1999, United Tennessee Bankshares, Inc. held its 1999 Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

     1.   Election of Directors

          Nominee                  For            Withheld
          -------                  ---            --------
          Richard G. Harwood       1,019,989        6,582
          Robert D. Self           1,015,695       10,876

     There were no abstentions or broker non-votes.

     The terms of office of Directors, William B. Henry, J.
William Myers, Tommy C. Bible, Clyde E. Driskill, Jr., Robert L.
Overholt and Ben W. Hooper continued after the meeting.

     2.   Approval of the United Tennessee Bankshares,
          Inc. 1999 Stock Option Plan

          For                      Against        Abstain
          ---                      -------        -------

          689,801                   92,301          2,461

          There were no broker non-votes.

     3.   Approval of the United Tennessee Bankshares,
          Inc. Management Recognition Plan.

          For                      Against        Abstain
          ---                      -------        -------

          685,593                  96,484          2,486

          There were no broker non-votes.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

     The following exhibits are filed as a part of this report:

     3.1 1/      Charter of United Tennessee Bankshares, Inc.
     3.2 1/      Bylaws of United Tennessee Bankshares, Inc.
     4 1/        Form of Stock Certificate of United Tennessee
                 Bankshares, Inc.
     10.1 2/     Form of United Tennessee Bankshares, Inc. 1999
                 Stock Option Plan
     10.2 2/     Form of United Tennessee Bankshares, Inc.
                 Management Recognition Plan
     10.3(a) 1/  Employment Agreements between Newport Federal
                 Savings and Loan Association and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.3(b) 1/  Forms of Guarantee Agreements between United
                 Tennessee Bankshares, Inc. and Richard G.
                 Harwood, Nancy L. Bryant and Peggy Holston
     10.4 1/     Newport Federal Savings and Loan Association
                 Long-Term Incentive Plan
     10.5 1/     Newport Federal Savings and Loan Association
                 Deferred Compensation Plan
     27          Financial Data Schedule

_______________
1/   Incorporated by reference to United Tennessee
     Bankshares, Inc.'s Registration Statement on Form
     SB-2, File No. 333-36465.

2/   Incorporated by reference to United Tennessee
     Bankshares, Inc.'s Registration Statement on Form
     S-8, File No. 333-82803.

   (b) Reports on Form 8-K:

       During the quarter ended June 30, 1999, the Company filed the following current reports on Form 8-K:

     Date Filed               Items Reported
     ----------               --------------

     May 4, 1999              Item 5 - OTS approval of 5% Stock
                              Repurchase Program

     June 15, 1999            Item 5 - Receipt of a favorable
                              private letter ruling regarding
                              tax-free nature of possible
                              return of capital distribution and
                              application to OTS for approval to
                              repurchase an additional 5% of
                              shares.

No financial statements were filed with either of the above current reports.

                      SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNITED TENNESSEE BANKSHARES, INC.
                             Registrant


Date: August 16, 1999      /s/ Richard G. Harwood
                           -------------------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)