Form 10QSB
period 1999-09-30
UNITED TENNESSEE BANKSHARES INC
filed 1999-11-12
CIK 1045689

         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     FORM 10-QSB

Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

                          OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

          Commission File Number:  0-23551

          UNITED TENNESSEE BANKSHARES, INC.
----------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its
                      Charter)


            TENNESSEE                   62-1710108
-------------------------------    ---------------------
(State or Other Jurisdiction of     (I.R.S. Employer
Incorporation or Organization)     Identification No.)


  344 BROADWAY, NEWPORT, TENNESSEE             37821
----------------------------------------    -----------
(Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number, Including Area Code:  (423) 623-6088



Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
Yes [X]      No [  ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
1,382,013

Transitional Small Business Disclosure Format (Check one):
Yes [  ]   No [X]

                      CONTENTS
                      --------


PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

          Consolidated Statements of Financial Condition as
          of September 30, 1999 (Unaudited) and December
          31, 1998                                             3

          Consolidated Statements of Income for the Three-
          Month and  Nine-Month Periods Ended September
          30, 1999 and 1998 (Unaudited)                        4

          Consolidated Statements of Comprehensive Income
          for the Three-Month and Nine-Month Periods
          Ended September 30, 1999 and 1998 (Unaudited)        5

          Consolidated Statement of Changes in
          Shareholders' Equity for the  Nine-Month Period
          Ended September 30, 1999 (Unaudited)                 6

          Consolidated Statements of Cash Flows for the
          Nine-Month Periods Ended September 30, 1999
          and 1998 (Unaudited)                               7-8

          Notes to Consolidated Financial Statements
          for the Nine-Month Periods Ended September 30,
          1999 and 1998 (Unaudited)                         9-11

      Item 2.  Management's Discussion and Analysis or
               Plan of Operation                           12-18


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                               19

     Item 2.  Changes in Securities and Use of Proceeds       19

     Item 3.  Defaults upon Senior Securities                 19

     Item 4.  Submission of Matters to a Vote of
               Security Holders                               19

     Item 5.  Other Information                               19

     Item 6.  Exhibits and Reports on Form 8-K                19

SIGNATURES                                                    20

      UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                   September 30,
                                                        1999        December 31,
                                                     (Unaudited)       1998
                                                   -------------    ------------
                                                          (in thousands)
          Assets
Cash and amounts due from depository
  institutions                                     $ 3,414           $ 6,131
Investment securities:
 Available for sale, at fair value                  32,655            33,022
 Held to maturity, at amortized cost (fair
   value of $2,453)                                     --             2,431
Loans receivable, net                               58,825            53,346
Premises and equipment, net                            508               474
Accrued interest receivable                            439               443
Goodwill, net of amortization                        1,133             1,193
Other assets                                            43                30
                                                   -------           -------
Total assets                                       $97,017           $97,070
                                                   =======           =======
Liabilities and Shareholders' Equity
Liabilities:
 Deposits                                          $73,184           $69,835
 Advances from Federal Home Loan Bank                4,256             5,689
 Accrued interest payable                              267               290
 Accrued income taxes                                    6                38
 Deferred income taxes                                 790               860
 Other liabilities                                     686               389
                                                   -------           -------
  Total liabilities                                 79,189            77,101
                                                   -------           -------

Commitments and contingencies                           --                --

Shareholders' Equity:
 Common stock - no par value, authorized
  20,000,000 shares; issued and outstanding
  1,382,013 shares                                  13,091            13,091
 Retained earnings                                   7,085             6,950
 Unearned compensation - employee stock
  ownership plan                                    (1,005)           (1,129)
 Shares in MRP plan - contra account                  (713)               --
 Shares in grantor trust - contra account             (137)             (137)
 Shares in stock option plan - contra account       (1,573)               --
 Accumulated other comprehensive income              1,080             1,194
                                                   -------           -------
  Total shareholders' equity                        17,828            19,969
                                                   -------           -------
Total liabilities and shareholders' equity         $97,017           $97,070
                                                   =======           =======

The accompanying notes are an integral part of these financial statements.

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTH PERIODS ENDED
                SEPTEMBER 30, 1999 AND 1998

                                    (In Thousands Except      (In Thousands Except
                                    per Share Information)   per Share Information)
                                   -----------------------   ----------------------
                                     Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                   -----------------------   ----------------------
                                      1999         1998        1999         1998
                                   (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                   ----------- -----------  ----------- -----------
Interest income:
 Loans                             $1,194       $1,073       $3,501      $3,183
 Investment securities                417          319        1,304         930
 Other interest - earning assets       52           24          170         159
                                   ------       ------       ------      ------
  Total interest income             1,663        1,416        4,975       4,272
                                   ------       ------       ------      ------
Interest expense:
 Deposits                             800          629        2,282       1,893
 Advances from Federal Home
   Loan Bank                           54            -          180           -
                                   ------       ------       ------      ------
  Total interest expense              854          629        2,462       1,893
                                   ------       ------       ------      ------
Net interest income                   809          787        2,513       2,379

Provision for loan losses               6            6           18          18
                                   ------       ------       ------      ------
Net interest income after
 provision for loan losses            803          781        2,495       2,361
                                   ------       ------       ------      ------
Noninterest income:
 Deposit account service charges       41           20           85          55
 Loan service charges and fees         23           20           68          62
 Other                                  1            3           12          12
                                   ------       ------       ------      ------
  Total noninterest income             65           43          165         129
                                   ------       ------       ------      ------

Noninterest expense:
 Compensation and benefits            264          151          836         461
 Occupancy and equipment               43           36          153         111
 Federal deposit insurance
   premiums                            12           12           36          36
 Data processing fees                  55           44          156         112
 Advertising and promotion             20           16           59          48
 Net loss on foreclosed
   real estate                          -            -            -           -
 Amortization                          20            -           60           -
 Other                                165          119          508         293
                                   ------       ------       ------      ------
  Total noninterest expense           579          378        1,808       1,061
                                   ------       ------       ------      ------

Income before income taxes            289          446          852       1,429

Income taxes                          110          176          302         546
                                   ------       ------       ------      ------
Net income                         $  179       $  270       $  550      $  883
                                   ======       ======       ======      ======

Basic earnings per common share    $ 0.16       $ 0.19       $ 0.46      $ 0.61
                                   ======       ======       ======      ======

The accompanying notes are an integral part of these financial statements.

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTH PERIODS ENDED
               SEPTEMBER 30, 1999 AND 1998

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                 ------------------      -----------------
                                 1999          1998      1999         1998
                                 ----          ----      ----         ----
                                 (Unaudited - in        (Unaudited - in
                                  thousands)             thousands)
Net income                        $ 179         $270      $ 550        $  883
                                  -----         ----      -----        ------
Other comprehensive income
   (loss), net of tax:
 Unrealized gains (losses) on
   investment securities           (135)         209       (187)          287
 Less reclassification adjustment
   for gains included in net
   income                             -            -          -             -
 Less income taxes related to
  unrealized gains (losses) on
  investment securities              53          (79)        73          (109)
                                  -----         ----      -----        ------
   Other comprehensive income
      (loss), net of tax            (82)         130       (114)          178
                                  -----         ----      -----        ------
Comprehensive income              $  97         $400      $ 436        $1,061
                                  =====         ====      =====        ======

The accompanying notes are an integral part of these financial statements.

      UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999




                                                                                        Accumulated
                                                                     Unearned   Stock     Other         Total
                              Common    Retained    MRP   Grantor  Compensation Option Comprehensive Shareholders'
                              Stock     Earnings    Plan   Trust       ESOP      Plan     Income        Equity
                              -----   ------------ ------ ------   -----------  ------  ------------ ------------
BALANCES, BEGINNING OF PERIOD  $13,091   $ 6,950    $   -    $(137)   $(1,129)   $     -   $1,194      $19,969

Repurchase of common stock           -         -     (713)       -          -     (1,573)       -       (2,286)

Net income                           -       550        -        -          -          -        -          550

Other comprehensive
  income (loss)                      -         -        -        -          -          -     (114)        (114)

Payment on ESOP loan
  principal                          -         -        -        -        124          -        -          124

Dividends paid                       -      (415)       -        -          -          -        -         (415)
                               -------    -------    -----   -----    -------    -------   ------      -------
BALANCES, END OF PERIOD        $13,091    $7,085     $(713)  $(137)   $(1,005)   $(1,573)  $1,080      $17,828
                               =======    ======     =====   =====    =======    =======   ======      =======

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------      ---------
                                                       (Unaudited - in thousands)
Operating Activities:
 Net income                                             $   550         $   883
                                                        -------         -------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                 18              18
   Depreciation                                              38              36
   Amortization of goodwill                                  60               -
   Federal Home Loan Bank stock dividends                   (25)            (30)
   Decrease in unearned compensation - ESOP                 124              35
   Deferred income taxes (benefit)                            3               3
   (Increase) Decrease in:
    Accrued interest receivable                               4             (14)
    Other assets                                            (13)            472
   Increase (Decrease) in:
    Accrued interest payable                                (23)            (16)
    Accrued income taxes                                    (32)           (159)
    Other liabilities                                       297             (87)
                                                        -------         -------
     Total adjustments                                      451             258
                                                        -------         -------
Net cash provided by operating activities                 1,001           1,141
                                                        -------         -------
Investing Activities:
 Purchases of investment securities available
   for sale                                              (5,599)         (9,432)
 Proceeds from maturities of investment securities
  available for sale                                      2,000           2,368
 Principal payments received on investment securities
  available for sale                                      5,085           2,414
 Purchases of investment securities held to maturity       (464)         (1,034)
 Proceeds from maturities of investment securities
  held to maturity                                          500             132
 Principal payments received on investment securities
  held to maturity                                        1,114               -
 Net increase in loans                                   (5,497)         (3,388)
 Purchases of plant and equipment, net                      (72)            (24)
 Proceeds from sales of foreclosed real estate                -              19
                                                        -------         -------
Net cash provided by (used in) investing activities      (2,933)         (8,945)
                                                        -------         -------

The accompanying notes are an integral part of these financial statements.

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------      ---------
                                                       (Unaudited - in thousands)
Financing Activities:
 Dividends paid                                           (415)            (436)
 Net increase (decrease) in deposits                     3,349          (14,729)
 Repurchase of common stock                             (2,286)            (579)
 Repayment of advances from Federal Home Loan Bank      (1,433)               -
                                                       -------         --------
Net cash provided by (used in) financing activities       (785)         (15,744)
                                                       -------         --------
Net increase (decrease) in cash and cash equivalents    (2,717)         (23,548)

Cash and cash equivalents, beginning of period           6,131           25,490
                                                       -------         --------
Cash and cash equivalents, end of period               $ 3,414         $  1,942
                                                       =======         ========

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                              $ 2,485         $  1,909
 Income taxes                                          $   331         $    705

Supplementary disclosures of noncash investing
 activities:
  Sale of foreclosed real estate
   by origination of mortgage loans                    $     -         $      -
  Acquisition of foreclosed real estate                $     -         $      -
  Change in unrealized gain (loss) on investment
   securities available for sale                       $  (187)        $    287
  Change in deferred income taxes associated with
   unrealized gain (loss) on investment securities
   available for sale                                  $   (73)        $    109
  Change in net unrealized gain (loss) on investment
   securities available for sale                       $  (114)        $    178

Supplementary disclosures of noncash financing
 activities:
  Net transfer from escrow deposit accounts for
   issuance of common stock                            $     -         $ 12,812

The accompanying notes are an integral part of these financial statements.

       UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
   THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                        (UNAUDITED)

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding during the period. For the three months ended September 30, 1999 and 1998, the weighted average number of shares outstanding was 1,146,780 and 1,454,750, respectively. For the nine months ended September 30, 1999 and 1998, the weighted average number of shares outstanding was 1,192,989 and 1,454,750, respectively. The weighted average number of shares outstanding for the period ended September 30, 1999 is net of 58,190 shares held in the MRP plan trust, 12,856 shares held in the grantor trust, and 125,835 shares held in the Stock Option plan trust. During the periods ended September 30, 1999 and 1998 the Company did not have any dilutive securities.

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

NOTE 5 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan (SOP) and a Management Recognition Plan (MRP). The Company's shareholders approved both plans at the annual meeting held on May 18, 1999. The board of directors has reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted under the SOP. These shares will be either newly issued shares or shares purchased on the open market. The Stock Option trust purchased shares on the open market in the first, second and third quarters of 1999. As of September 30, 1999, the Stock Option trust had purchased 125,835 for a total cost of approximately $1,573,000. The board of directors has also authorized the issuance of 58,190 shares of common stock as restricted stock pursuant to the MRP. The MRP trust purchased these shares on the open market in the first and second quarters of 1999. As of September 30, 1999, the MRP trust had purchased 58,190 shares for a total cost of approximately $713,000.

NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
         ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company elected to apply the provisions of this statement as of July 1, 1999.

Although the Company and its subsidiary do not currently hold any derivative instruments or engage in hedging activities, the statement also provides a one-time opportunity for any investments in the held-to-maturity category to be transferred into the available-for-sale category. On July 1, 1999, the Company and its subsidiary transferred investments with an amortized cost of $2,090,063 (fair value of $2,100,160) from their held-to-maturity category to their available-for-sale category.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ---------------------------------------------------------

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

Comparison of Financial Condition at September 30, 1999 and
December 31, 1998

     Total assets decreased from December 31, 1998 to September 30, 1999 by $53,000, or .1%, from $97.1 million at December 31,
1998 to $97.0 million at September 30, 1999. The decrease in assets was principally the result of a reduction in cash and investment securities available for sale, which were used to fund increases in loans receivable during the period. Investment securities available for sale decreased $367 thousand or 1.1% from December 31, 1998, while investment securities held to maturity also decreased $2.4 million from $2.4 million to $-0-. As explained in Note 6 to the interim financial statements, the Company adopted FASB SFAS No. 133 on July 1, 1999 and transferred $2.1 million in securities from its held-to-maturity category to its available-for-sale category.

     Loans receivable increased from December 31, 1998 to September 30, 1999 as originations exceeded repayments for the period by approximately $5.5 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 1999 and December 31, 1998, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                     September 30, 1999        December 31, 1998
                                     ------------------       ------------------
                                              (Dollars in Thousands)
                                     Amount     Percent       Amount     Percent
                                     ------     -------       ------     -------
Type of Loan:
------------
Real estate loans -
 One- to four-family residential     $ 49,679    81.0%       $ 41,833     76.1%
 Commercial                             5,780     9.4           7,267     13.2
 Construction                           3,345     5.4           3,235      5.9

Consumer loans:
 Automobile                               846     1.4             813      1.5
 Loans to depositors, secured by
   deposits                               820     1.3             848      1.5
 Home equity and second mortgage          197     0.3             162      0.3
 Other                                    750     1.2             838      1.5
                                      -------   -----         -------    -----
                                       61,417   100.0%         54,996    100.0%
                                                =====                    =====
Less:
 Loans in process                       1,658                     748
 Deferred fees and discounts              279                     261
 Allowance for loan losses                655                     641
                                      -------                 -------
    Total                             $58,825                 $53,346
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

                                    Nine              Nine
                                 Months Ended      Months Ended
                                 September 30,     September 30,
                                     1999             1998
                                 ------------      ------------
                                       (In Thousands)
Balance at beginning of period      $  641           $  628
                                    ------           ------
Charge-offs:
 Consumer                               (4)             (11)
Recoveries:
 Consumer                                -                -
                                    ------           ------
Net charge-offs                         (4)             (11)
Provision for loan losses               18               18
                                    ------           ------
Balance at end of period            $  655           $  635
                                    ======           ======

     The following table sets forth information about our nonperforming assets at the dates indicated.

                                   September 30,   December 31,
                                       1999           1998
                                   -------------   ------------
                                         (In Thousands)
Nonaccrual loans                    $   71         $     -
Accruing loans which are
 contractually past due
 90 days or more:
  Real estate:
   One- to four-family residential     274             475
   Commercial                            -               -
  Consumer                               9               7
                                    ------          ------
     Total                          $  354          $  482
                                    ======          ======

     At September 30, 1999 and December 31, 1998, all loans were included in our adversely classified or designated asset amounts as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms. We do not expect to incur any loss in excess of attributable existing reserves on any of our assets.

     During the nine months ended September 30, 1999, total deposits increased $3.4 million or 4.8% from $69.8 million at December 31, 1998 to $73.2 million at September 30, 1999.

      Our shareholders' equity decreased $2.2 million from $20.0 million at December 31, 1998 to $17.8 million at September 30, 1999. The decrease was due to the repurchase of 184,025 shares of stock for approximately $2,286,000 and dividends paid of approximately $415,000, partially offset by $550,000 of net income, payment of approximately $124,000 on the ESOP loan, and a $114,000 decrease in our net unrealized gain on investment securities. On September 23, 1999, the Company's board of directors declared a special cash distribution of $4.00 per share payable on November 30, 1999 to shareholders of record on November 1, 1999. Based on a private letter ruling received from the Internal Revenue Service, the Company believes that the distribution will not be treated as a taxable dividend to shareholders but will instead be treated as a return of capital which will reduce shareholders' adjusted basis in their shares. The Company will borrow funds from a third party lender to finance the distribution which will total approximately
$5.5 million. The trustees of the Company's ESOP, Stock Option Plan, and Management Recognition Plan trusts expect to use their portion of the return of capital distribution (approximately $1.4 million) to purchase additional shares of the Company's common stock. As a result of the distribution of capital and related stock purchases by the Company's benefit plan trusts, the Company anticipates that its shareholders' equity will be reduced by approximately $4.0 million as a result of the return of capital distribution.

Discussion of Results of Operations for the Three Months Ended
September 30, 1999 and 1998

  Our net income for the three months ended September 30, 1999 was $179 thousand, a $91 thousand, or 20% decrease from the $270 thousand we earned during the three months ended September 30, 1998. Basic earnings per share for the three months ended September 30, 1999 was $0.16 compared to $0.19 for the same period in 1998. Average shares outstanding for the periods were 1,146,780 and 1,454,750, respectively. The decrease in net income is due primarily to the establishment of a management recognition plan during 1999 which increased compensation costs approximately $60 thousand and amortization of goodwill associated with the branch purchase of $20 thousand.

  Interest income increased $247 thousand, or 17.4%, from $1.42 million for the three months ended September 30, 1998 to $1.66 million for the three months ended September 30, 1999. The increase in interest income was due in part to a $98 thousand, or 31%, increase in interest earned on the investment securities portfolio which the Company has expanded in order to increase income and better leverage its capital. Interest on loans increased $121 thousand, or 11%, due to an increase in the average balance of the loan portfolio.

  Interest expense increased $225 thousand primarily due to the purchase of the branch deposit accounts from Union Planters Bank of the Lakeway Area in December 1998. In addition, the Company incurred $54 thousand in interest expense on advances from the Federal Home Loan Bank compared to no such expense in the prior-year period. The Company invested funds from the borrowings in mortgaged-backed securities in order to increase interest income and better leverage its capital.

  Net interest income increased $22,000, or 2.8%, between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin, however, narrowed to 3.73% for the three months ended September 30, 1999 compared to 4.33% for the comparable period of 1998. The narrowing of the net interest margin reflects the current rate environment and the fact that recent loan refinancings have reduced the yield on our loan portfolio.

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

  Noninterest income increased $22,000 from $43,000 for the three months ended September 30, 1998 to $65,000 for the three months ended September 30, 1999. The increase in other income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 1999 period. Loan service charges and fees also increased as loan originations increased during the three month period ended September 30, 1999.

  Noninterest expenses increased $201,000 from $378,000 for the three months ended September 30, 1998 to $579,000 for the three months ended September 30, 1999. Compensation and benefits for the three months ended September 30, 1999 were $113,000 higher primarily due to compensation expense associated with the implementation of a management recognition plan in 1999 and additional employees obtained in our branch purchase in December 1998. The Company expects to record a compensation charge of approximately $170,000 during the fourth quarter as the result of the payment of the return of capital distribution on shares held by the Company's restricted stock plans. Other noninterest expenses increased $46,000 from $119,000 for the three months ended September 30, 1998 to $165,000 for the three months ended September 30, 1999. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity and increased operations costs for the new branch purchased in December 1998.

     Our effective tax rates for the three months ended
September 30, 1999 and 1998 were 38.1% and 39.5%, respectively.
The slightly lower effective tax rate is due to an increase in our tax-exempt investment securities during the three months ended September 30, 1999.

Discussion of Results of Operations for the Nine Months Ended
September 30, 1999 and 1998

  Our net income for the nine months ended September 30, 1999 was $550 thousand, a $333 thousand, or 38% decrease from the $883 thousand we earned during the nine months ended September 30, 1998. Basic earnings per share for the nine months ended September 30, 1999 was $0.46 compared to $0.42 for the same period in 1998. Average shares outstanding for the periods were 1,192,989 and 1,454,750, respectively. The decrease in net income is due primarily to the establishment of a management recognition plan during the first quarter of 1999 which increased compensation costs approximately $265 thousand.

  Interest income increased $703 thousand, or 16.5%, from $4.27 million for the nine months ended September 30, 1998 to $4.98 million for the nine months ended September 30, 1999. The increase in interest income was primarily due to a $374 thousand, or 40.2%, increase in interest earned on the investment securities portfolio which the Company has expanded in order to increase income and better leverage its capital. Interest on loans increased $318 thousand, or 10.0%, due to an increase in the average balance of the loan portfolio.

  Interest expense increased $569 thousand primarily due to the purchase of the branch deposit accounts from Union Planters Bank of the Lakeway area in December 1998. In addition, the Company incurred $180 thousand in interest expense on advances from the Federal Home Loan Bank compared to no such expense in the prior-year period. The Company invested funds from the borrowings in mortgaged-backed securities in order to increase interest income and better leverage its capital.

  Net interest income increased $134,000, or 5.6%, between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin, however, narrowed to 3.72% for the nine months ended September 30, 1999 compared to 4.36% for the comparable period of 1998. The narrowing of the interest margin reflects the current rate environment and the fact that recent loan refinancings have reduced the yield on our loan portfolio.

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

  Noninterest income increased $36,000 from $129,000 for the nine months ended September 30, 1998 to $165,000 for the nine months ended September 30, 1999. The increase in other income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 1999 period.

  Noninterest expenses increased $747,000 from $1,061,000 for the nine months ended September 30, 1998 to $1,808,000 for the nine months ended September 30, 1999. Compensation and benefits for the nine months ended September 30, 1999 were $375,000 higher primarily due to compensation expense associated with the implementation of a management recognition plan in 1999 and additional employees associated with our branch purchase in December 1998. Other noninterest expenses increased $215,000 from $293,000 for the nine months ended September 30, 1998 to $508,000 for the nine months ended September 30, 1999. The increase in other noninterest expenses is primarily due to increases in costs associated with the Company being a publicly-owned entity and increased operations costs for the new branch purchased in December 1998.

  Our effective tax rates for the nine months ended September 30, 1999 and 1998 were 35.4% and 38.2%, respectively. The slightly lower effective tax rate is due to an increase in our tax-exempt investment securities during the nine months ended September 30, 1999.

Liquidity and Capital Resources

  The Company does not currently have any business activities other than the operation of the Bank and does not have significant on-going funding commitments other than the payment of dividends to shareholders. To date, the Company has used the proceeds from its initial public offering and dividends from the Bank to meet its liquidity needs. The Bank is subject to various regulatory limitations on the payment of dividends to the Company. The Company intends to pay its proposed return of capital distribution with funds on hand and approximately $3.0 million in borrowings from a third party lender. The Bank has applied to the OTS for permission to pay a dividend to the Company in excess of regulatory safe harbor amounts in order to allow the Company to repay the loan in the next fiscal year. If the OTS does not approve the Bank's proposed capital distribution, the Company will extend the maturity of its loan so that it can be repaid with Bank dividends within OTS safe harbor amounts.

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

  We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 1999 and December 31, 1998, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory category.

  We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both September 30, 1999 and December 31, 1998.

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

Recently Enacted Legislation

  On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

  The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

  The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

  The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

  The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

  None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

  The following exhibits are filed as a part of this report:

  3.1 1/     Charter of United Tennessee Bankshares, Inc.
  3.2 1/     Bylaws of United Tennessee Bankshares, Inc.
  4 1/       Form of Stock Certificate of United Tennessee
             Bankshares, Inc.
  10.1 2/    United Tennessee Bankshares, Inc. 1999 Stock
             Option Plan
  10.2 2/    United Tennessee Bankshares, Inc. Management
             Recognition Plan
  10.3(a) 1/ Employment Agreements between Newport Federal
             Savings and Loan Association and Richard G.
             Harwood, Nancy L. Bryant and Peggy Holston
  10.3(b) 1/ Forms of Guarantee Agreements  between United
             Tennessee Bankshares, Inc. and Richard
             G.Harwood, Nancy L. Bryant and Peggy Holston
  10.4 1/    Newport Federal Savings and Loan Association
             Long-Term Incentive Plan
  10.5 1/    Newport Federal Savings and Loan Association
             Deferred Compensation Plan
  27         Financial Data Schedule
_______________
1/     Incorporated by reference to United Tennessee Bankshares,
  Inc.'s Registration Statement on Form SB-2, File No. 333-
  36465.

2/     Incorporated by reference to United Tennessee Bankshares,
  Inc.'s Registration Statement on Form S-8, File No. 333-
  82803.

   (b) Reports on Form 8-K:

On September 28, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that its board of directors had authorized the payment of a special cash distribution of $4.00 per share on November 30, 1999 to shareholders of record on November 1, 1999. No financial statements were filed as part of this report.

                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNITED TENNESSEE BANKSHARES, INC.
                             Registrant


Date: November 12, 1999    /s/ Richard G. Harwood
                           -------------------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)