Form 10-K
period 1999-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2000-03-30
CIK 1045689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
          (Name of Small Business Issuer as Specified in Its Charter)


          Tennessee                                      62-1710108
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

  344 W. Broadway, Newport, Tennessee                            37821-0249
-----------------------------------------                        ----------
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's Telephone Number, Including Area Code: (423) 623-6088

      Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $6,852,328

The aggregate market value of the outstanding common stock held by non-affiliates at March 27, 2000 was approximately $9.3 million (based on the most recent trade reported on the Nasdaq SmallCap Market.SM ($10 7/16 on March 24, 2000)). Solely for purposes of this calculation, the registrant's employee stock ownership plan, management recognition plan, stock option plan trust, directors' retirement plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 27, 2000 was 1,382,013

Transitional small business disclosure format (check one): Yes ______ No ___x___


                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   1999 Annual Report to Stockholders (the "Annual Report") (Part II).

     2. Proxy Statement for 2000 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

================================================================================

                                     PART I

Item 1.  Description of Business
--------------------------------

General

     United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. Accordingly, the information set forth in this report, including the audited financial statements and related data for periods prior to January 1, 1998, relates primarily to the Bank.

     On November 30, 1999, the Company paid a special distribution of $4.00 per share to stockholders of record on November 1, 1999. On the basis of a private letter ruling by the Internal Revenue Service, the Company believes that the distribution will be treated as a return of capital rather than a taxable dividend.

     The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249, and its telephone number is (423) 623-6088.

     Newport Federal Bank. The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 1999, the Bank had total assets of $94.1 million, deposits of $73.8 million and stockholders' equity of $11.9 million, or 12.6% of total assets.

     The Bank attracts deposits from the general public and invests those funds in loans secured by first mortgages on owner-occupied single-family residences in its market area and, to a lesser extent, commercial real estate loans and consumer loans. The Bank also maintains a substantial investment portfolio, primarily of mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA"), obligations of the federal government and agencies and investment-grade obligations of states and political subdivisions.

     The Bank derives its income principally from interest earned on loans, investment securities and other interest-earning assets. The Bank's principal expenses are interest expense on deposits and noninterest expenses such as employee compensation, deposit insurance and miscellaneous other expenses. Funds for these activities are provided principally by deposit growth, repayments of outstanding loans and investment securities, other operating revenues and, from time to time, advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and other borrowings.

     As a federally chartered savings institution, the Bank is subject to extensive regulation by the Office of Thrift Supervision ("OTS"). The Bank's lending activities and other investments must comply with various federal regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The Bank must also file reports with the OTS describing its activities and financial condition. The Bank's deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to certain monetary reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

Financial Modernization Legislation

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

Market Area

     The Bank's primary market area is Cocke County, Tennessee. To a lesser extent, the Bank accepts deposits and offer loans in surrounding areas.

     Cocke County is primarily rural, with a population of approximately 32,000 persons and relatively high unemployment levels and low income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been significantly above the national rate and somewhat below the state rate (since 1990, 10.0% compared with 7.7% and 10.6%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for June 1998, 5.8% compared with 4.5% and 4.7%, respectively), and income levels have been substantially lower than state and national averages (for 1999, $20,800 compared with $26,500 and $30,200, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

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

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 1999, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $2.0 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.8 million, a total of four lending relationships with aggregate loan amounts over $500,000, and none of these loans were nonperforming. For additional information, see " -- Regulation of the Bank -- Limits on Loans to One Borrower."

     Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1999, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                          At December 31,
                                               -----------------------------------------------------------------
                                                        1999                    1998                   1997
                                               -------------------    --------------------    ------------------
                                               Amount        %        Amount           %      Amount         %
                                               -------   ---------    --------     -------    -------    -------
                                                                   (Dollars in thousands)

Real estate loans:
  One- to four-family residential...........   $48,550        76.5%   $ 41,833        76.1%   $40,482       82.0%
  Commercial................................     9,099        14.3       7,267        13.2      3,493        7.1
  Construction..............................     2,615         4.1       3,235         5.9      3,266        6.6

Consumer loans:
  Automobile................................       980         1.5         813         1.5        646        1.3
  Loans to depositors, secured by deposits..     1,114         1.8         848         1.5        634        1.3
  Home equity and second mortgage...........       208         0.3         162         0.3        243        0.5
  Other.....................................       931         1.5         838         1.5        608        1.2
                                               -------   ---------    --------     -------    -------    -------
                                                63,497       100.0%     54,996       100.0%    49,372      100.0%
                                               -------   =========    --------     =======    -------    =======

Less:
  Loans in process..........................     1,033                     748                  1,308
  Deferred fees and discounts...............       287                     261                    278
  Allowance for loan losses.................       661                     641                    628
                                               -------                --------                -------
    Total...................................   $61,516                $ 53,346                $47,158
                                               =======                ========                =======

     Loan Maturity Schedule. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.

                                                              Due after
                                         Due within           1 Through             Due After
                                           1 Year             5 Years                5 Years              Total
                                           ------             ---------              -------             -----
                                                                      (In thousands)

Real estate loans:
   One- to four-family residential....  $      60             $   1,157             $  47,333          $ 48,550
   Commercial.........................          3                   545                 8,551             9,099
   Construction.......................      2,615                    --                    --             2,615
Consumer loans........................      1,784                 1,431                    18             3,233
                                        ---------             ---------             ---------          --------
      Total...........................  $   4,462             $   3,133             $  55,902          $ 63,497
                                        =========             =========             =========          ========

     Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 1999 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                          Predetermined         Floating or
                                                              Rate           Adjustable Rates
                                                          -------------      ----------------
                                                                   (In thousands)

     Real estate loans:
       One- to four-family residential.................   $      14,460         $   34,030
       Commercial......................................           1,856              7,240
       Construction....................................              --                 --
     Consumer loans....................................           1,449                 --
                                                          -------------         ----------
         Total.........................................   $      17,765         $   41,270
                                                          =============         ==========

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

                                                                             Year Ended December 31,
                                                                 -----------------------------------------------
                                                                    1999              1998             1997
                                                                 ---------          ---------          ---------
Loans originated:                                                                  (In thousands)
  Real estate loans
    One- to four-family residential............................  $  14,743          $  11,409          $   7,169
    Commercial.................................................      4,967              4,750              1,393
    Construction...............................................      3,656              3,225              3,862
  Consumer loans...............................................      1,623              1,404              1,115
                                                                 ---------          ---------          ---------
     Total loans originated....................................     24,989             20,788             13,539
Loans acquired in branch purchases.............................         --                 26                 --
                                                                 ---------          ---------          ---------
     Total loans originated and acquired.......................  $  24,989          $  20,814          $  13,539
                                                                 =========          =========          =========

     One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $40,000 and $70,000, with original loan amounts averaging approximately $45,000. At

December 31, 1999, $48.6 million, or 76.5%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in its primary market area. At December 31, 1999, $34.1 million, or 70.2%, of its one- to four- family residential loans had adjustable interest rates, and $14.5 million, or 29.8% had fixed rates. During the year ended December 31, 1999, the Bank originated $12.6 million of adjustable-rate loans, which was approximately 85.7% of total mortgage loan originations for that period, and at that date it had $473,000 of loan commitments, 85% of which were for adjustable rate loans.

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

     The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four- family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance or other enhancement required on loans with loan-to-value ratios in excess of 85%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is limited to 75%.

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

     Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 1999, the Bank's loan portfolio included $2.6 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by permanent financing commitments. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

     Commercial Real Estate Lending. The Bank originates limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 1999, the Bank had 154 of these loans totaling $9.1 million, with a median loan balance of approximately $60,000, none of which had a balance exceeding $800,000. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about its asset classification policies and nonperforming assets, see " -- Asset Classification, Allowance for Losses and Nonperforming Assets."

     The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 75%.

     The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 1999. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

          Retail properties in Sevierville, Tennessee. In December 1998, the
          --------------------------------------------
          Bank made a $750,000 loan secured by a medical office building. The appraisal indicated a loan-to-value ratio of approximately 67%. The loan is being amortized over 15 years. In October 1999, this loan was refinanced at $775,000 and amortized over 20 years.

          Retail properties in Sevierville, Tennessee. In December 1998, the
          --------------------------------------------
          Bank made a $750,000 loan secured by an office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 75%. The loan is being amortized over 15 years. In October 1999, this loan was refinanced at $775,000 and amortized over 20 years.

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

     The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at December 31, 1999, the Bank would be permitted to invest up to $53.6 million in loans secured by commercial real estate.

     Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $3.2 million at December 31, 1999. At that date, the Bank had 541 consumer loans, with a median loan balance of approximately $5,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans was adversely classified or designated.

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

     The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 1999, the Bank had no assets classified as loss or as doubtful, $377,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented approximately 0.4% of its total assets and 3.3% of its tangible regulatory capital at December 31, 1999. At that date, substantially all of its adversely classified or designated assets were one- to four-family residences in its primary market area, and only one of such assets was in excess of $50,000. At December 31, 1999, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

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

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 1999, the Bank held no properties acquired in settlement of loans for which market values were unavailable. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

     The following table sets forth information about activity in the Bank's allowance for loan losses for the periods indicated.

                                                                             Year Ended December 31,
                                                                 -----------------------------------------------
                                                                    1999               1998               1997
                                                                 ---------          ---------          ---------
                                                                             (Dollars in thousands)

Balance at beginning of period.................................  $     641          $     628          $     494
Charge-offs:
    Consumer...................................................         (4)               (15)               (18)
Recoveries:
    Consumer...................................................         --                  4                  2
                                                                 ---------          ---------          ---------
Net charge-offs................................................         (4)               (11)               (16)
Provision for loan losses......................................         24                 24                150
                                                                 ---------          ---------          ---------
Balance at end of period.......................................  $     661          $     641          $     628
                                                                 =========          =========          =========
Ratio of net charge-offs to average
  loans outstanding during the period..........................       0.01%              0.02%              0.03%
                                                                 =========          =========          =========


     The following table sets forth information about the Bank's allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       At December 31,
                                    -----------------------------------------------------------------------------------
                                               1999                        1998                            1997
                                    -------------------------    --------------------------     -----------------------
                                                 Percent of                    Percent of                   Percent of
                                                Loans in Each                 Loans in Each                Loans in Each
                                                 Category to                   Category to                  Category to
                                      Amount     Total Loans      Amount      Total Loans       Amount      Total Loans
                                    ---------    -----------     --------     ------------      ------      -----------
                                                                    (Dollars in thousands)
Real estate loans:
  One- to four-family residential.  $     383         76.5%      $    375          76.1%       $    400          82.0%
  Commercial......................         91         14.3             78          13.2              40           7.1
  Construction....................         32          4.1             37           5.9              38           6.6
Consumer loans....................        155          5.1            151           4.8             150           4.3
                                    ---------        -----       --------         -----        ---------         -----
  Total allowance for loan losses   $     661        100.0%      $    641         100.0%       $    628         100.0%
                                    =========        =====       ========         =====        ========         =====

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

     The following table sets forth information about the Bank's nonperforming assets at the dates indicated. At these dates, the Bank did not have any assets accounted for on a nonaccrual basis or modified in a troubled debt restructuring. For information about the Bank's interest accrual practices, see
Note 1 of the Notes to Consolidated Financial Statements.

                                                                                 At December 31,
                                                                 -----------------------------------------------
                                                                 1999               1998               1997
                                                                 ---------          ---------          ---------
                                                                             (Dollars in thousands)
Accruing loans which are contractually past due
  90 days or more:
  Real estate loans:
    One- to four-family residential............................  $     348          $     407          $     638
    Commercial.................................................         --                 --                 --
    Construction...............................................         --                 --                 --
  Consumer loans...............................................         29                 31                 17
                                                                 ---------          ---------          ---------
    Total non performing loans.................................  $     377          $     438          $     655
                                                                 =========          =========          =========

Percentage of total loans......................................       0.59%              0.88%              1.36%
                                                                 =========          =========          =========

Other nonperforming assets(1)..................................  $      71          $      --          $      19
                                                                 =========          =========          =========

Total nonperforming assets.....................................  $     448          $     438          $     674
                                                                 =========          =========          =========

Percentage of total assets.....................................       0.48%              0.50%              0.75%
                                                                 =========          =========          =========

----------------
(1) Other nonperforming assets includes property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.


     At December 31, 1999, the Bank had no additional loans as to which known information about possible credit problems of borrowers caused the Bank to have doubts as to the ability of the borrowers to comply with present loan repayment terms. At that date, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its assets.

Investment Activities

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings institutions are required to maintain. See " -- Regulation of the Bank -- Liquidity Requirements."

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

     All of the Company's securities issued by municipalities or comparable governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Company regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 1999, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 1999, these securities had a weighted average coupon of 5.2% and a weighted average term to maturity of approximately 27 months. The carrying value of these securities was $1.3 million, or 4.6% of the investment securities of the Company at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

     The following table sets forth information about carrying values of the Company's investment securities at the dates indicated.

                                                                                 At December 31,
                                                                 -----------------------------------------------
                                                                    1999               1998               1997
                                                                 ---------          ---------          ---------
                                                                                     (In thousands)
Securities available for sale:
   Mortgage-backed securities..................................  $  19,235          $  24,066          $   9,439
   U.S. government and agency securities.......................      5,345              6,547              4,026
   Obligations of states and political
       subdivisions............................................      1,275                 --                 --
   FHLMC preferred stock.......................................      1,319              1,806              1,176
   FHLB stock..................................................        746                589                548
   Other.......................................................         15                 15                 15

Securities held to maturity:
   Obligations of states and political
       subdivisions............................................         --              2,431              1,077
                                                                 ---------          ---------          ---------
      Total....................................................  $  27,935          $  35,454          $  16,281
                                                                 =========          =========          =========

     The following schedule analyzes the Company's investment portfolio at December 31, 1999 by time remaining to maturity and presents the average yield for each range of maturities.

                                 Less than One Year  One to Five Years  Five to Ten Years  More than Ten Years
                                 ------------------  -----------------  -----------------  -------------------
                                 Carrying   Average  Carrying  Average  Carrying  Average  Carrying    Average
                                   Value     Yield    Value     Yield    Value     Yield     Value      Yield
                                 -------    -------  -------   -------  -------   -------  -------     -------
                                                              (Dollars in thousands)

Securities available for sale:
   Mortgage-backed securities    $   693       5.6%  $ 1,524      6.2%  $ 2,467      6.5%  $14,551        5.8%
   U.S. government and agency
      securities .............       500       7.0     4,845      5.9        --       --        --         --
   Obligations of states and
      political subdivisions .       201       5.0       717      4.9       357      5.9        --         --
   FHLMC preferred stock .....        --        --        --       --        --       --     1,319       61.0
   FHLB stock ................        --        --        --       --        --       --       746        7.0
   Other .....................        --        --        --       --        --       --        15         --
                                 -------             -------            -------            -------

     Total ...................   $ 1,394             $ 7,086            $ 2,824            $16,631
                                 =======             =======            =======            =======


                                 Total Investment Portfolio
                                 --------------------------
                                 Carrying  Market   Average
                                  Value     Value    Yield
                                 -------   -------  ------
                                   (Dollars in thousands)

Securities available for sale:
   Mortgage-backed securities    $19,235   $19,235     5.9%
   U.S. government and agency
      securities .............     5,345     5,345     6.0
   Obligations of states and
      political subdivisions .     1,275     1,275     5.2
   FHLMC preferred stock .....     1,319     1,319    61.0
   FHLB stock ................       746       746     7.0
   Other .....................        15        15      --
                                 -------   -------

     Total ...................   $27,935   $27,935
                                 =======   =======


Deposit Activity and Other Sources of Funds

     General. Deposits are the primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow advances from the FHLB of Cincinnati, which it uses from time to time.

     Deposits. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, negotiable order of withdrawal ("NOW") accounts, passbook deposit accounts, individual retirement accounts ("IRAs"), and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for deposit accounts are established on a periodic basis. In determining the characteristics of deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not generally accept brokered deposits or pay negotiated rates for jumbo deposits.

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

     The Bank's savings deposits at December 31, 1999 were represented by the various types of savings programs listed below.


Weighted
Average
Interest   Minimum                                                    Minimum                    Percentage of
  Rate      Term                    Category                          Balance       Balance       Total Savings
  ----      ----                    --------                          -------       -------       -------------
                                                                                (In thousands)
2.02%      None                 NOW accounts                          $      --     $   7,018          9.5%
3.21       None                 Money market                              2,500         3,180          4.3
3.00       None                 Savings deposits-passbook                    --        11,476         15.6
                                                                                    ---------      -------
                                      Total transaction accounts                       21,674         29.4
                                                                                    ---------      -------
                                Certificates of Deposit
                                -----------------------
4.94       91 days              Fixed-term, fixed-rate                    2,500         4,882          6.6
5.00       6 months-Regular     Fixed-term, fixed-rate                    2,500         9,180         12.5
4.98       6 months-IRA         Fixed-term, fixed-rate                      100           364          0.5
5.18       12 months            Fixed-term, fixed-rate                    1,000         8,484         11.5
5.98       14 months            Fixed-term, fixed-rate                    1,000         2,612          3.5
4.98       18 months-Regular    Fixed-term, fixed-rate                    1,000         3,128          4.2
4.99       18 months-IRA        Fixed-term, fixed-rate                      100         5,632          7.6
5.32       30 months            Fixed-term, fixed-rate                    1,000         2,540          3.4
5.46       Jumbos               Fixed-term, fixed-rate                  100,000        15,314         20.8
                                                                                    ---------       ------
                                  Total certificates of deposit                        52,136         70.6
                                                                                    ---------       ------
                                   Total deposits                                   $  73,810        100.0%
                                                                                    =========        =====

     The following tables set forth information about the Bank's average deposit balances and rates during the periods presented.


                                                 Year Ended December 31,
                                 -----------------------------------------------------------------
                                        1999                   1998                   1997
                                 -------------------    -------------------    -------------------

                                 Average     Average    Average     Average    Average     Average
                                 Balance       Rate     Balance       Rate     Balance       Rate
                                 -------       ----     -------       ----     -------       ----
                                                         (Dollars in thousands)
Escrow Accounts for Stock
  Subscriptions................  $     --        --%    $   1,968       3.0%   $    1,282      3.0%
NOW accounts...................     7,496       2.0         4,522       2.2         3,782      2.5
Money market deposits..........     3,268       3.3         2,382       3.3         2,098      3.3
Savings deposits -- passbook...    11,466       3.0         9,588       3.3        10,290      3.3
Certificates of deposit........    51,620       5.3        39,816       4.6        40,412      5.4
                                 --------               ---------              ----------
    Total......................  $ 73,850               $  58,276              $   57,864
                                 ========               =========              ==========

     The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.

                                                                       Increase                                 Increase
                                          Balance at                  (Decrease)      Balance at               (Decrease)
                                          December 31,   % of          from Dec.     December 31,   % of        from Dec.
                                             1999      Deposits        31, 1998         1998       Deposits     31, 1997
                                          ---------   ----------      ---------      ----------    --------     --------
                                                                        (Dollars in thousands)
Escrow accounts for stock
   subscriptions.......................   $      --           --%      $      --     $       --        0.00%    $(23,598)
NOW accounts...........................       7,018         9.50             153          6,865        9.83        3,027
Money market deposit...................       3,180         4.31            (464)         3,644        5.21          905
Savings deposits -- passbook...........      11,476        15.55             870         10,606       15.19         (285)
Certificates of deposit................      36,822        49.89           1,420         35,402       50.70        7,932
Jumbo certificates.....................      15,314        20.75           1,996         13,318       19.07          184
                                          ---------   ----------       ---------     ----------    ---------     --------
                                          $  73,810       100.00%      $   3,975     $   69,835      100.00%    $(11,835)
                                          =========       ======       =========     ==========    ========     ========


     The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.

                                                                    At December 31,
                                                     --------------------------------------------
                                                       1999              1998             1997
                                                     ---------         ---------        ---------
                                                                   (In thousands)

         4.00 -  5.99%.............................  $  52,136         $  47,604        $  39,714
         6.00 -  7.99%.............................         --             1,116              890
                                                     ---------         ---------        ---------
                                                     $  52,136         $  48,720        $  40,604
                                                     =========         =========        =========

     The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 1999.

                                                                 Amount Due
                                  ------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years          Total
----                              --------        ---------        ---------       -------         --------
                                                                (In thousands)

 4.00 -  5.99%..................   $43,729         $  7,758        $   348         $  301         $ 52,136
 6.00 -  7.99%..................        --               --             --             --               --
                                   -------         --------        -------         ------         --------
                                   $43,729         $  7,758        $   348         $  301         $ 52,136
                                   =======         ========        =======         ======         ========

     The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1999.

                                                     Certificates
               Maturity Period                        of Deposit
               ---------------                        ----------
                                                  (In thousands)
               Six months or less ..................  $10,462
               Over six through 12 months ..........    3,443
               Over 12 months ......................    1,409
                                                      -------
                   Total ...........................  $15,314
                                                      =======


     The following table sets forth information about the Bank's savings activities for the periods indicated.

                                                                                At December 31,
                                                                -----------------------------------------------
                                                                  1999               1998               1997
                                                                ---------          ----------         ---------
                                                                                 (In thousands)
Net increase (decrease) before interest credited
  and branch purchase..........................................  $     897          $ (29,297)         $  25,192
Deposits acquired in branch purchase...........................         --             14,909                 --
Interest credited..............................................      3,077              2,553              2,711
                                                                 ---------          ---------          ---------
    Net increase (decrease) in savings deposits................  $   3,974          $ (11,835)         $  27,903
                                                                 =========          =========          =========


     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. Advances from the FHLB of Cincinnati are secured by the Bank's stock in the FHLB and first mortgage loans.

     The Bank has historically funded its lending and investment activities through deposits. During 1998, the Bank began using FHLB advances to supplement deposits. At December 31, 1999, the Company also had $3.2 million in borrowings from a commercial bank the proceeds of which were used to finance the return of capital distribution paid to stockholders in November 1999. This unsecured borrowing matures in early 2000 and bears interest at 1 1/4% below Wall Street prime. The following sets forth selected information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                                       At of or For the Year
                                                          Ended December 31,
                                                     ---------------------------
                                                     1999      1998      1997
                                                     ----      ----      ----
                                                        (Dollars in thousands)

Amount outstanding at end of period:
   FHLB advances .................................   $3,767    $5,689    $   --
   Bank debt .....................................    3,200        --        --

Weighted average rate paid:
  FHLB advances ..................................     4.75%     4.75%       --%
  Bank debt ......................................     7.25        --        --

Maximum amount outstanding at any month end:
  FHLB advances ..................................   $5,689    $6,000    $   --
  Bank debt ......................................    3,200        --        --

Approximate average amount outstanding:
  FHLB advances ..................................   $4,728    $1,181    $   --
  Bank debt ......................................      267        --        --

Approximate weighted average rate paid:
  FHLB advances ..................................     4.75%     4.75%       --%
  Bank debt ......................................     7.25        --        --

Subsidiary Activities

     As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of December 31, 1999 the Bank was authorized to invest up to approximately $2.8 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock. At December 31, 1999, the Bank did not have any subsidiaries.

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

     Deposit Insurance. The Bank is required to pay assessments based on a percent of their insured deposits to the FDIC for insurance of their deposits by the SAIF. Under the Federal Deposit Insurance Act ("FDIA"), the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     The FDIC's current assessment schedule for SAIF deposit insurance sets the assessment rate for well-capitalized institutions with the highest supervisory ratings at zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions, such as the Bank, to meet three capital standards: (1) tangible capital equal to at least 1.5% of total adjusted assets, (2) Tier 1 or core capital equal to at least 4.0% of total adjusted assets (3.0% if the institution is rated composite 1 under the OTS examination rating system), and
(3) total capital equal to at least 8.0% of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

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

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary in which the savings institution has a minority interest and, for purposes of the core capital requirement, qualifying supervisory goodwill.

     Total capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized net gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. The Bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     The OTS risk-based capital regulations have been amended to require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk would be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. Implementation of the interest rate risk component has been delayed and the Company has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

     In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     At December 31, 1999, the Bank substantially exceeded all regulatory capital requirements.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within specified time periods.

     Under regulations jointly adopted by the federal banking regulators, a savings association's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets). The following table shows the capital ratio requirements for each prompt corrective action category:

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 9 of Notes to Consolidated Financial Statements included under Item 7 hereof.

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

     Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender test. The Bank must maintain at least 65% of its portfolio assets (total assets less intangible assets, property it uses in conducting its business and liquid assets in an amount not exceeding 20% of total assets) in Qualified Thrift Investments to satisfy the test. Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Cincinnati also qualify as Qualified Thrift Investments. Subject to an aggregate limit of 20% of portfolio assets, the Bank may also count the following as Qualified Thrift Investments:
(i) 50% of the dollar amount of residential mortgage loans originated for sale,
(ii) investments in the capital stock or obligations of any service corporation or operating subsidiary as long as such subsidiary derives at least 80% of its revenues from domestic housing related activities, (iii) 200% of the dollar amount of loans and investments to purchase, construct or develop "starter homes," subject to certain other restrictions, (iv) 200% of the dollar amount of loans for the purchase, construction or development of domestic residential housing or community centers in "credit needy" areas or loans for small businesses located in such areas, (v) loans for the purchase, construction or development of community centers, (vi) loans for personal, family, household or educational purposes, subject to a maximum of 10% of portfolio assets, and (vii) shares of FHLMC or FNMA stock.

     A savings institution that does not meet the Qualified Thrift Lender Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings institution. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 1999, the Bank was in compliance with its Qualified Thrift Lender requirement with approximately 96% of its assets invested in Qualified Thrift Investments.

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

     Loans to Directors, Executive Officers and Principal Stockholders. The Bank cannot make loans in excess of certain levels to its directors, executive officers or 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of its Board of Directors with any "interested" director not voting. Loans to directors, executive officers and 10% or greater stockholders, and their related interests, must be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation program that is widely available to employees and does not give preference to insiders. The Bank is also prohibited from paying overdrafts of its directors or executive officers. The Bank is also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to its regulators.

     Limits on Loans to One Borrower. The Bank generally is subject to the lending limits applicable to national banks. With certain limited exceptions, loans and extensions of credit outstanding to a person at one time may not exceed 15% of unimpaired capital and surplus of the Bank. The Bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. The Bank is additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan- to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The Bank is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Certain types of loans are excepted from the lending limits.

     At December 31, 1999, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $2.0 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $1.8 million.

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of the Bank's average daily balance of net withdrawable deposit accounts and, if any, borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1999, the Bank's required liquid asset ratio was 5% and its actual ratio was 12.8%. Monetary penalties may be imposed upon institutions for violations of liquidity requirements.

     FHLB System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (that is, advances) in accordance with policies and procedures established by the board of directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 1999, the Bank had $746,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 1999, the Bank had advances outstanding of $3,767,000.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank's reserve met the minimum level required by the Federal Reserve System.

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

     Activities Restrictions. Since the Company owns only one savings institution and acquired the institution prior to May 4, 1999, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the Qualified Thrift Lender test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a Qualified Thrift Lender and were acquired in a supervised acquisition. See " -- Regulation of the Bank -- Qualified Thrift Lender Test."

     Restrictions on Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under Bank Holding Company Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

     The OTS may approve acquisitions that will result in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIA; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

     In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 1999, the Bank had approximately $225,000 of post-1987 bad debt reserves.

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

Executive Officers Who Are Not Directors

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                          Age at
                       December 31,
     Name                 1999          Title
     ----                 ----          -----
     Lonnie R. Jones       56           Vice-President of Operations

     Nancy L. Bryant       56           Vice-President and Treasurer

     Peggy G. Holston      50           Branch Manager and Assistant Secretary

     Lonnie R. Jones joined the Bank as Vice-President of Operations on June 30, 1999. Mr. Jones began his banking career with the Merchants and Planters Bank of Newport, Tennessee in 1961 working his way up to President and Chief Executive Officer in 1993. Mr. Jones continued to serve as President of Merchants and Planters Bank after its acquisition by Dominion Bank. When First Union Corporation acquired Dominion Bank in 1994, Mr. Jones became a Regional President and served in that capacity until his retirement in 1999.

     Nancy L. Bryant serves as Vice President and Treasurer of the Bank and the Company. Ms. Bryant joined the Bank in 1966. She serves as a Director of the Douglas Cooperative, serves as a Director and Treasurer of Habitat for Humanity and received the 1993 Citizen of the Year Award from the Newport Chamber of Commerce.

     Peggy G. Holston has been employed with the Bank since 1971 and serves as its Assistant Secretary and Branch Manager. She has also served on the Board of Directors of the Newport/Cocke County Chamber of Commerce.

Employees

     As of December 31, 1999, the Bank had 23 full-time employees and one part-time employee, none of whom was represented by a collective bargaining agreement. The Bank consider its relationships with its employees to be good.

Item 2.  Description of Property
--------------------------------

     The following table sets forth information about the offices of the Bank at December 31, 1999.

                                  Year            Owned or                          Approximate
                                 Opened            Leased         Book Value       Square Footage    Deposits
                                 ------            ------         ----------       --------------    --------
                                                                                                   (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee              1973             Owned          $ 50,548           8,000           $38,477

Branch Offices:
  263 E. Broadway
  Newport, Tennessee              1960             Owned               124           5,400            17,703

  345 Cosby Highway
  Newport, Tennessee              1998             Owned           142,333           2,400            17,630

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $511,000 at December 31, 1999. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Item 3. Legal Proceedings
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1999, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The information set forth under the section titled "Market for Common Stock and Related Stockholder Matters" in the Annual Report is filed as Exhibit 13 to this report and incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The information set forth under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is filed as Exhibit 13 to this report and incorporated herein by reference.

Item 7. Financial Statements
----------------------------

     The Independent Auditor's Report and related financial statements and notes in the Annual Report are filed as Exhibit 13 to this report and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein, "Proposal I -- Election of Directors","Voting Securities and Beneficial Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 10. Executive Compensation
-------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections titled "Voting Securities and Beneficial Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.


                                     PART IV

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

     (a) The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

    No.             Description
    ---             -----------
    3.1*            Charter of United Tennessee Bankshares, Inc.
    3.2*            Bylaws of United Tennessee Bankshares, Inc.
    4*              Form of Stock Certificate of United Tennessee Bankshares,
                    Inc.
    10.1**          United Tennessee Bankshares, Inc. 1999 Stock Option Plan +
    10.2**          United Tennessee Bankshares, Inc. Management Recognition
                    Plan and Trust Agreement +

    10.3(a)*        Employment Agreements between Newport Federal Savings and
                    Loan Association and Richard G. Harwood, Nancy L. Bryant and
                    Peggy Holston +
    10.3(b)*        Guarantee Agreements between United Tennessee Bankshares,
                    Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy
                    Holston +
    10.4*           Newport Federal Savings and Loan Association Long-Term
                    Incentive Plan +
    10.5*           Newport Federal Savings and Loan Association Deferred
                    Compensation Plan +
    13              1999 Annual Report to Stockholders
    21              Subsidiaries of the Registrant
    23              Consent of Pugh & Company, P.C.
    27              Financial Data Schedule

---------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-82803).
+    Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K. The Registrant did not file any Current Reports on
         --------------------
Form 8-K during the last quarter of the fiscal year ending December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED TENNESSEE BANKSHARES, INC.


Date:  March 27, 2000                   By:/s/ Richard G. Harwood
                                           -----------------------
                                           Richard G. Harwood
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Richard G. Harwood                 By: /s/ J. William Myers
    ----------------------                    --------------------
    Richard G. Harwood                        J. William Myers
    President and Chief Executive             Chairman of the Board and Director
    (Director and Principal Executive,
    Financial and Accounting Officer)

Date:   March 27, 2000                    Date:  March 27, 2000

By: /s/ Tommy C. Bible                    By: /s/ Clyde E. Driskill, Jr.
    ------------------                        --------------------------
    Tommy C. Bible                            Clyde E. Driskill, Jr.
    Director                                  Director

Date:   March 27, 2000                    Date:  March 27, 2000

By:  /s/ William B. Henry                 By: /s/ Ben W. Hooper, III
     --------------------                     ----------------------
     William B. Henry                         Ben W. Hooper, III
     Director                                 Director

Date:   March 27, 2000                    Date:  March 27, 2000

By:  /s/ Robert L. Overholt               By: /s/ Robert D. Self
     ----------------------                   ------------------
     Robert L. Overholt                       Robert D. Self
     Director                                 Director

Date:   March 27, 2000                    Date:  March 27, 2000