Form 10QSB
period 2000-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2000-05-15
CIK 1045689

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10-QSB

Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

                          OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

              Commission File Number:  0-23551

              UNITED TENNESSEE BANKSHARES, INC.
            ------------------------------------
            (Exact Name of Small Business Issuer
                  as Specified in its Charter)


            TENNESSEE                           62-1710108
-------------------------------           ------------------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)            Identification No.)


   344 BROADWAY, NEWPORT, TENNESSEE                 37821
 ---------------------------------------         ----------
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

                            CONTENTS
                            --------


PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1.  Financial Statements

     Consolidated Statements of Financial Condition as of
     March 31, 2000 (Unaudited) and December 31, 1999          3

     Consolidated Statements of Income for the Three-Month
     Periods Ended March 31, 2000 and 1999 (Unaudited)         4

     Consolidated Statements of Comprehensive Income (Loss)
     for the Three-Month Periods Ended March 31, 2000 and
     1999 (Unaudited)                                          5

     Consolidated Statement of Changes in Shareholders'
     Equity for the Three-Month Period Ended March 31, 2000
     (Unaudited)                                               6

     Consolidated Statements of Cash Flows for the
     Three-Month Periods Ended March 31, 2000 and 1999
     (Unaudited)                                             7-8

     Notes to Consolidated Financial Statements for the
     Three-Month Periods Ended March 31, 2000 and 1999
     (Unaudited)                                            9-11

  Item 2.  Management's Discussion and Analysis or Plan of
           Operation                                       12-17


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                  18

  Item 2.  Changes in Securities and Use of Proceeds          18

  Item 3.  Defaults upon Senior Securities                    18

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                   18

  Item 5.  Other Information                                  18

  Item 6.  Exhibits and Reports on Form 8-K                   18

SIGNATURES                                                    19

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                      March 31,
                                                        2000          December 31,
                                                     (Unaudited)          1999
                                                    ------------------------------
                                                            (in thousands)
                Assets
Cash and amounts due from depository institutions     $ 4,536         $ 2,387
Investment securities available for sale,
  at fair value                                        27,009          27,935
Loans receivable, net                                  63,041          61,516
Premises and equipment, net                               497             511
Foreclosed real estate - held for sale                     71              71
Accrued interest receivable                               481             439
Goodwill, net of amortization                           1,093           1,113
Prepaid expenses and other assets                          14             148
                                                      -------         -------
Total assets                                          $96,742         $94,120
                                                      =======         =======
            Liabilities and Equity
Liabilities:
 Deposits                                             $77,034         $73,810
 Note Payable                                               0           3,200
 Advances from Federal Home Loan Bank                   6,273           3,767
 Accrued interest payable                                 275             284
 Accrued income taxes                                      80               0
 Deferred income taxes                                    396             457
 Accrued benefit plan liabilities                         385             619
 Other liabilities                                         52              83
                                                      -------         -------
  Total liabilities                                    84,495          82,220
                                                      -------         -------

Commitments and contingencies                              --              --
                                                      -------         -------
Shareholders' equity:
 Common stock - no par value, Authorized
 20,000,000 shares; issued and outstanding
 1,382,013 shares in 2000 and 1999                     13,091          13,091
 Unearned compensation - ESOP                            (889)         (1,005)
 Shares in MRP plan - contra account                     (401)           (556)
 Shares in grantor trust - contra account                (202)           (202)
 Shares in stock option plan - contra account          (1,658)         (1,658)
 Retained earnings                                      1,926           1,751
 Accumulated other comprehensive income                   380             479
                                                      -------         -------
  Total shareholders' equity                           12,247          11,900
                                                      -------         -------
Total liabilities and equity                          $96,742         $94,120
                                                      =======         =======

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                  (In Thousands Except
                                                per Share Information)
                                          --------------------------------
                                              Three Months Ended March 31,
                                           -------------------------------
                                                  2000            1999
                                              (Unaudited)      (Unaudited)
                                           --------------------------------

Interest income:
 Loans                                       $  1,280          $  1,135
 Investment securities                            397               435
 Other interest-earning assets                     24                78
                                             --------          --------
  Total interest income                         1,701             1,648
                                             --------          --------
Interest expense:
 Deposits                                         827               732
 Advances from Federal Home Loan Bank
  and Note Payable                                 89                66
                                             --------          --------
  Total interest expense                          916               798
                                             --------          --------

Net interest income                               785               850
                                             --------          --------

Provision for loan losses                           7                 6
                                             --------          --------

Net interest income after provision for
    loan losses                                   778               844
                                             --------          --------

Noninterest income:
 Deposit account service charges                   46                21
 Loan service charges and fees                     28                19
 Other                                              5                 6
                                             --------          --------
  Total noninterest income                         79                46
                                             --------          --------
Noninterest expense:
 Compensation and benefits                        288               365
 Occupancy and equipment                           50                62
 Federal deposit insurance premiums                12                12
 Data processing fees                              43                45
 Advertising and promotion                         18                16
 Amortization                                      20                20
 Other                                            131               163
                                             --------          --------
  Total noninterest expense                       562               683
                                             --------          --------
Income before income taxes                        295               207

Income taxes                                      120                72
                                             --------          --------
Net income                                   $    175          $    135
                                             ========          ========

Earnings per share
 Basic                                       $   0.13          $   0.10
                                             ========          ========
 Diluted                                     $   0.13          $   0.10
                                             ========          ========

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2000              1999
                                                  -----------       -----------
                                                    (Unaudited - in thousands)
Net income                                          $    175          $    135
                                                    --------          --------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities     (159)             (322)
 Less reclassification adjustment for gains\losses
  included in net income                                  (1)               --
 Less income taxes related to unrealized
  gains\losses on investment securities                   61               122
                                                    --------          --------
   Other comprehensive income (loss), net of tax         (99)             (200)
                                                    --------          --------

Comprehensive income (loss)                         $     76           $   (65)
                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

        UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000


                                          Shares   Shares in
                                          in MRP    Grantor    Shares in              Accumulated
                              Unearned    Plan-      Trust-   Stock Option               Other        Total
                    Common  Compensation  Contra    Contra    Plan-Contra  Retained Comprehensive  Shareholders'
                    Stock      ESOP       Account   Account     Account     Earnings    Income       Equity
                    -----   ------------  ------    ------     -----------  --------    --------     --------
                                                          (Unaudited - in thousands)

Balances, beginning
      of period     $13,091     $(1,005)    $(556)     $(202)     $(1,658)      $1,751      $479    $11,900


Net income                -           -         -          -            -          175         -        175


Issuance of shares
  of common stock
  pursuant to
  MRP plan                -           -       155          -            -            -         -        155


Other comprehensive
  income (loss)           -           -         -          -            -            -       (99)       (99)


Payment on ESOP loan
  principal               -         116         -          -            -            -         -        116


Dividends paid            -           -         -          -            -            -         -          -
                    -------       -----     -----      -----      -------       ------      ----    -------
Balances, end
  of period         $13,091       $(889)    $(401)     $(202)     $(1,658)      $1,926      $380    $12,247
                    =======       =====     =====      =====      =======       ======      ====    =======

The accompanying notes are an integral part of these financial statements.

      UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                   Three months ended
                                                       March 31,
                                               -------------------------
                                                    2000        1999
                                               ----------   ------------
                                               (Unaudited - in thousands)
Operating Activities:
 Net income                                    $   175        $   135
                                               -------        -------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Provision for loan losses                         7              6
   Depreciation                                     14             13
   Amortization of goodwill                         20             20
   Federal home loan bank stock dividends           --            (10)
   Net (gain) loss on sales of investment
    securities available for sale                    1             --
   Deferred income taxes (benefit)                  --             (1)
   (Increase) Decrease in:
    Accrued interest receivable                    (42)           (10)
    Other assets                                   134             (5)
   Increase (Decrease) in:
    Accrued interest payable                        (9)            (7)
    Accrued income taxes                            80             35
    Accrued benefit plan liabilities              (234)            41
    Other liabilities                              (31)           130
                                               -------        -------
     Total adjustments                              60            212
                                               -------        -------
Net cash provided by operating activities          115            347
                                               -------        -------
Investing Activities:
 Purchases of investment securities
  available for sale                            (1,474)          (952)
 Proceeds from maturities of investment
  securities available for sale                     --          1,000
 Principal payments received on investment
  securities available for sale                  1,238          1,625
 Proceeds from sales of investment
  securities available for sale                  1,001             --
 Proceeds from maturities of investment
  securities held to maturity                       --            500
 Principal payments received on investment
  securities held to maturity                       --             32
 Net increase in loans                          (1,532)        (1,773)
 Purchases of plant and equipment, net              --            (40)
                                               -------        -------
Net cash provided by (used in) investing
 activities                                       (767)           392
                                               -------        -------

The accompanying notes are an integral part of these financial statements.

         UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

                                                   Three months ended
                                                       March 31,
                                               -------------------------
                                                    2000        1999
                                               ----------   ------------
                                               (Unaudited - in thousands)
Financing Activities:
 Net increase (decrease) in deposits             3,224         (2,194)
 Purchase of common stock for MRP plan trust        --           (451)
 Issuance of common stock pursuant to MRP plan     155             --
 Payment on ESOP loan and release of shares        116             --
 Repayment of advances from Federal Home
  Loan Bank                                       (494)          (472)
 Repayment of note payable                      (3,200)
 Proceeds from advances from Federal Home
  Loan Bank                                      3,000             --
                                              --------       --------

Net cash provided by (used in) financing
 activities                                      2,801         (3,117)
                                              --------       --------

Net increase (decrease) in cash and
 cash equivalents                                2,149         (2,378)

Cash and cash equivalents, beginning of period   2,387          6,131
                                              --------       --------

Cash and cash equivalents, end of period      $  4,536       $  3,753
                                              ========       ========

Supplementary disclosures of cash
 flow information:
  Cash paid during the period for:
  Interest                                    $    925       $    805
  Income taxes                                $     40       $     37

Supplementary disclosures of noncash
 investing activities:
  Sale of foreclosed real estate
    by origination of mortgage loans          $     --        $    --
  Acquisition of foreclosed real estate       $     --        $    --
  Change in unrealized gain\loss on
   investment securities available for sale   $   (160)       $  (322)
  Change in deferred income taxes
   associated with unrealized gain\loss on
   investment securities available for sale   $     61        $   122
  Change in net unrealized gain\loss on
   investment securities available for sale   $    (99)       $  (200)

The accompanying notes are an integral part of these financial statements.

        UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
          THE THREE MONTH PERIODS ENDED MARCH 31, 2000
                     AND 1999 (UNAUDITED)




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


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share represents income available to shareholders divided by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during the three months ended March 31, 2000 and 1999 was 1,382,013. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Dilutive potential shares outstanding during the three months ended March 31, 2000 and 1999 were 9,856 and -0-, respectively. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

NOTE 3 - STOCK CONVERSION

In May 1997, the board of directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. In November 1997 the Office of Thrift Supervision approved the plan of conversion subject to the approval of the members, and in December 1997 the members of the Association also approved the plan of conversion. The conversion was accomplished effective January 1, 1998 through amendment of the Association's charter and the sale of the Company's common stock in an amount equal to the appraised pro forma consolidated market value of the Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered to depositors, borrowers, directors, officers, employees and employee benefit plans of the Association and to certain other eligible subscribers. The subscription offering opened on November 20, 1997 and closed on December 16, 1997. On January 1, 1998, in accordance with its approved plan of conversion, the Company issued 1,454,750 shares of its no par value stock at $10 per share providing gross receipts of $14,547,500. On January 1, 1998, the Association changed its name to Newport Federal Bank and issued 100,000 shares of its $1 par value stock to the Holding Company in exchange for $7,100,000. In addition, the Company established an ESOP plan which acquired $1,164,000 in stock during conversion. The contra-equity account "Unearned Compensation - ESOP" will be decreased as contributions are made to the ESOP plan and the shares are allocated to the participants. Total conversion costs of $571,822 were repaid to the Bank by the Company in January 1998, and the Company deducted them from the proceeds of the shares sold in the conversion.

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


NOTE 4 - COMPREHENSIVE INCOME

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.

NOTE 5 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan (SOP) and a Management Recognition Plan (MRP). The Company's shareholders approved both plans at the annual meeting held on May 18, 1999. The board of directors has reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted under the SOP. These shares will be either newly issued shares or shares purchased on the open market. The Stock Option trust purchased shares on the open market in the first, second and third quarters of 1999. As of March 31, 2000, the Stock Option trust had purchased 139,293 for a total cost of approximately $1,658,000. The board of directors has also authorized the issuance of 58,190 shares of common stock as restricted stock pursuant to the MRP. The MRP trust purchased these shares on the open market in the first and second quarters of 1999. As of March 31, 2000, the MRP trust had purchased 58,190 shares for a total cost of approximately $713,000.

The Company's board of directors has awarded 50,845 shares of restricted common stock to certain members of the board of directors and senior management. The shares vest as follows:
25% in 1999 and 25% per year for the next three years. The Company and its subsidiary share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

During the three month period ended March 31, 2000, the Company issued 12,709 shares of restricted stock at a cost of $155,559 and held 32,772 shares of its common stock in trust as of March 31, 2000 at a net cost of $400,915. A contra-equity account has been established to reflect the cost of such shares held in trust.

NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company elected to apply the provisions of this statement as of July 1, 1999.

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

NOTE 7 - ACCOUNTING FOR MORTGAGE-BACKED SECURITIES AFTER
SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE
BANKING ENTERPRISE

The FASB has issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations related to securitization of mortgage loans, nor does the Company anticipate entering into any transactions of this nature in the future. Therefore, SFAS No. 134 will not have a significant effect on the Company's consolidated financial condition or results of operations.

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

Comparison of Financial Condition at March 31, 2000 and December
31, 1999

     Total assets increased from December 31, 1999 to March 31, 2000 by $2.6 million, or 2.8%, from $94.1 million at December 31, 1999 to $96.7 million at March 31, 2000. The increase in assets was principally the result of an increase in cash and loans receivable, which were offset by a slight decrease in investment securities available for sale. Investment securities available for sale decreased $926 thousand or 3.3% from December 31, 1999.

     Loans receivable increased from December 31, 1999 to March 31, 2000 as originations exceeded repayments for the period by approximately $1.5 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 2000 and December 31, 1999, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                       March 31, 2000          December 31, 1999
                                     ------------------       ------------------
                                              (Dollars in Thousands)
                                     Amount     Percent       Amount     Percent
                                     ------     -------       ------     -------
Type of Loan:
------------
Real estate loans -
 One- to four-family residential     $ 52,078    79.5%       $ 48,550     76.5%
 Commercial                             6,778    10.3           9,099     14.3
 Construction                           3,123     4.8           2,615      4.1

Consumer loans:
 Automobile                             1,186     1.8             980      1.5
 Loans to depositors, secured by
  deposits                              1,182     1.8           1,114      1.8
 Home equity and second mortgage          198     0.3             208      0.3
 Other                                    987     1.5             931      1.5
                                      -------   -----         -------    -----
                                       65,532   100.0%         63,497    100.0%
                                                =====                    =====
Less:
 Loans in process                       1,516                   1,033
 Deferred fees and discounts              305                     287
 Allowance for loan losses                670                     661
                                      -------                 -------
   Total                             $ 63,041                $ 61,516
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

                                        Three              Three
                                     Months Ended       Months Ended
                                       March 31,          March 31,
                                          2000             1999
                                      -------------    ------------
                                             (In Thousands)
Balance at beginning of period         $  661            $  641
                                      -------            ------
Charge-offs:
 Consumer                                  (2)               (4)
Recoveries:
 Consumer                                   4                --
                                      -------            ------
Net charge-offs                             2                (4)
Provision for loan losses                   7                 6
                                      -------            ------
Balance at end of period               $  670            $  643
                                      =======            ======

  The following table sets forth information about our nonperforming assets at the dates indicated.

                                       March 31,        December 31,
                                          2000             1999
                                      -------------    ------------
                                             (In Thousands)
Nonaccrual loans                       $    0            $    0
Accruing loans which are
 contractually past due 90 days
 or more:
  Real estate:
   One- to four-family residential        344               348
   Commercial                             488                --
  Consumer                                  6                29
                                       ------            ------
     Total                             $  838            $  377
                                       ======            ======


     At March 31, 2000 and December 31, 1999, all loans that were included in our adversely classified or designated asset amounts as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms are reflected in the above table. We do not expect to incur any loss in excess of attributable existing reserves on any of our assets.

     During the quarter, the Company increased its liabilities by $2.3 million, or 2.85%, in order to fund asset growth. During the three months ended March 31, 2000, total deposits increased $3.2 million or 4.4% from $73.8 million at December 31, 1999 to $77.0 million at March 31, 2000. Advances from the Federal Home Loan Bank also increased $2.5 million, or 66.5%, from $3.8 million at December 31, 1999 to $6.3 million at March 31, 2000. The Company also repaid its note payable of $3.2 million.

     Our shareholders' equity increased $347,000 from $11.9 million at December 31, 1999 to $12.2 million at March 31, 2000. The increase was due to $175,000 of net income, payment of approximately $116,000 on the ESOP loan, distribution of shares under the MRP plan at a cost of $155,000, and a $99,000 decrease in our net unrealized gain on investment securities.

Discussion of Results of Operations for the Three Months Ended
March 31, 2000 and 1999

     Our net income for the three months ended March 31, 2000 was $175 thousand, a $40 thousand, or 30% increase from the $135 thousand we earned during the three months ended March 31, 1999. Basic and diluted earnings per share for the three months ended March 31, 2000 were each $0.13 compared to $0.10 for the same period in 1999. Basic average shares outstanding for the periods were 1,382,013. Average dilutive potential shares outstanding were 9,856 and -0-, respectively. The increase in net income is due primarily to a decrease in compensation costs related to the management recognition plan which had increased compensation costs in the first quarter of 1999.

     Interest income increased $53 thousand, or 3.2%, from $1.65 million for the three months ended March 31, 1999 to $1.70 million for the three months ended March 31, 2000. The increase in interest income was due to interest on loans which increased $145 thousand, or 13%, due to an increase in the average outstanding balance of the loan portfolio. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $92,000.

     Interest expense increased $118 thousand primarily due to the increase in average balance of deposits of $7.6 million compared to the same period in the prior year. In addition, the Company incurred $89 thousand in interest expense on advances from the Federal Home Loan Bank compared to $66 thousand in the prior-year period. The Bank used the funds from the FHLB borrowings to partially fund a dividend from the Bank to the Company totalling $4,200,000 which the Company used to pay off its note payable.

     Net interest income decreased $65,000, or 7.7%, between the periods as the increase in interest expense exceeded the increase in interest income. The Company's net interest margin narrowed to 3.45% for the three months ended March 31, 2000 compared to 3.76% for the comparable period of 1999. The narrowing of the net interest margin reflects the current rate environment and the fact that recent loan refinancings have reduced the yield on our loan portfolio.

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

     Noninterest income increased $33,000 from $46,000 for the three months ended March 31, 1999 to $79,000 for the three months ended March 31, 2000. The increase in other income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2000 period. Loan service charges and fees also increased as loan originations increased during the three month period ended March 31, 2000.

     Noninterest expenses decreased $121,000 from $683,000 for the three months ended March 31, 1999 to $562,000 for the three months ended March 31, 2000. Compensation and benefits for the three months ended March 31, 2000 were $77,000 lower primarily due to a one time compensation expense associated with the implementation of a management recognition plan in 1999. Other noninterest expenses decreased $32,000 from $163,000 for the three months ended March 31, 1999 to $131,000 for the three months ended March 31, 2000.

     Our effective tax rates for the three months ended March 31, 2000 and 1999 were 40.7% and 34.8%, respectively. The higher effective tax rate is due to a decrease in our tax-exempt investment securities during the three months ended March 31, 2000.

Liquidity and Capital Resources

     The Company does not currently have any business activities other than the operation of the Bank and does not have significant on-going funding commitments other than the payment of dividends to shareholders. To date, the Company has used the proceeds from its initial public offering and dividends from the Bank to meet its liquidity needs. The Bank is subject to various regulatory limitations on the payment of dividends to the Company. The Company paid a return of capital distribution with funds on hand and approximately $3.0 million in borrowings from a third party lender during the fourth quarter of 1999.
The Bank received permission from the OTS to pay a dividend to the Company in excess of regulatory safe harbor amounts in order to allow the Company to repay the loan in the first quarter of 2000.

     Our most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on our operating, financing and investing activities during any given period. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. We do not solicit deposits outside of our market area through brokers or other financial institutions.

     We have also designated certain securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, we as a member of the Federal Home Loan Bank have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.

     We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 2000 and December 31, 1999, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory category.

     We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both March 31, 2000 and December 31, 1999.

Recent Legislation

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

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

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies which may acquire the Company, it may facilitate affiliations with companies in the financial services industry.

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

  None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

  The following exhibits are filed as a part of this report:

  3.1/1/      Charter of United Tennessee Bankshares, Inc.
  3.2/1/      Bylaws of United Tennessee Bankshares, Inc.
  4/1/        Form of Stock Certificate of United Tennessee
              Bankshares, Inc.
  10.1/2/     United Tennessee Bankshares, Inc. 1999 Stock
              Option Plan
  10.2/2/     United Tennessee Bankshares, Inc. Management
              Recognition Plan
  10.3(a)/1/  Employment Agreements between Newport Federal
              Savings and Loan Association and Richard G.
              Harwood, Nancy L. Bryant and Peggy Holston
  10.3(b)/1/  Forms of Guarantee Agreements  between United
              Tennessee Bankshares, Inc. and Richard
              G.Harwood, Nancy L. Bryant and Peggy Holston
  10.4/1/     Newport Federal Savings and Loan Association
              Long-Term Incentive Plan
  10.5/1/     Newport Federal Savings and Loan Association
              Deferred Compensation Plan
  27          Financial Data Schedule
_______________
1/ Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

2/     Incorporated by reference to United Tennessee Bankshares,
       Inc.'s Registration Statement on Form S-8, File No. 333-
       82803.

   (b) Reports on Form 8-K:

United Tennessee Bankshares, Inc. did not file a current report on Form 8-K during the quarter covered by this report.

                              SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: May 12, 2000         /s/ Richard G. Harwood
                           ---------------------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting
                           Officer)