Form 10QSB
period 2000-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2000-08-11
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                          62-1710108
----------------------------------                         ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


  344 Broadway, Newport, Tennessee                                 37821
------------------------------------                            -----------
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

                                    CONTENTS
                                    --------


PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  June 30, 2000 (Unaudited) and December 31, 1999             3

                  Consolidated Statements of Income for the Three-Month
                  and Six-Month Periods Ended June 30, 2000 and 1999
                  (Unaudited)                                                 4

                  Consolidated Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2000
                  and 1999 (Unaudited)                                        5

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Six-Month Period Ended June 30,
                  2000 (Unaudited)                                            6

                  Consolidated Statements of Cash Flows for the Six-
                  Month Periods Ended June 30, 2000 and 1999 (Unaudited)     7-8

                  Notes to Consolidated Financial Statements for the
                  Six-Month Periods Ended June 30, 2000 and 1999
                  (Unaudited)                                               9-11

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation                                                12-18


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                           19

         Item 2.  Changes in Securities and Use of Proceeds                   19

         Item 3.  Defaults upon Senior Securities                             19

         Item 4.  Submission of Matters to a Vote of Security Holders         19

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                    20

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                              June 30,
                                                                2000      December 31,
                                                             (Unaudited)     1999
                                                             -----------  ------------

                                                                  (in Thousands)
                      Assets
Cash and amounts due from depository institutions             $  2,127    $  2,387
Investment securities available for sale, at fair value         26,305      27,935
Loans receivable, net                                           65,331      61,516
Premises and equipment, net                                        483         511
Foreclosed real estate - held for sale                             156          71
Accrued interest receivable                                        531         439
Goodwill, net of amortization                                    1,073       1,113
Prepaid expenses and other assets                                   74         148
                                                              --------    --------
Total assets                                                  $ 96,080    $ 94,120
                                                              ========    ========

                          Liabilities and Equity
Liabilities:
 Deposits                                                     $ 76,989    $ 73,810
 Note Payable                                                        0       3,200
 Advances from Federal Home Loan Bank                            5,772       3,767
 Accrued interest payable                                          299         284
 Deferred income taxes                                             386         457
 Accrued benefit plan liabilities                                  514         619
 Other liabilities                                                  31          83
                                                              --------    --------

  Total liabilities                                             83,991      82,220
                                                              --------    --------
Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000
   shares; issued and outstanding 1,382,013 shares
   in 2000 and 1999                                             13,091      13,091
 Unearned compensation - ESOP                                     (843)     (1,005)
 Shares in grantor trust - contra account                         (202)       (202)
 Shares in MRP plan - contra account                              (401)       (556)
 Shares in stock option plan - contra account                   (1,658)     (1,658)
 Retained earnings                                               1,739       1,751
 Accumulated other comprehensive income                            363         479
                                                              --------    --------
Total shareholders' equity                                      12,089      11,900
                                                              --------    --------
Total liabilities and equity                                  $ 96,080    $ 94,120
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                      (In Thousands Except    (In Thousands Except
                                      per Share Information)  per Share Information)
                                      ----------------------  ---------------------
                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                      ---------------------  ---------------------
                                         2000      1999        2000       1999
                                      (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Interest income:
 Loans                                  $1,341     $1,172      $2,621   $2,307
 Investment securities                     442        452         839      887
 Other interest-earning assets              29         40          53      118
                                        ------     ------      ------   ------
  Total interest income                  1,812      1,664       3,513    3,312
                                        ------     ------      ------   ------
Interest expense:
 Deposits                                  906        750       1,733    1,482
 Advances from Federal Home Loan Bank
   and Note Payable                         87         60         176      126
                                        ------     ------      ------   ------
  Total interest expense                   993        810       1,909    1,608
                                        ------     ------      ------   ------
Net interest income                        819        854       1,604    1,704

Provision for loan losses                    9          6          16       12
                                        ------     ------      ------   ------
Net interest income after provision
  for loan losses                          810        848       1,588    1,692
                                        ------     ------      ------   ------
Noninterest income:
 Deposit account service charges            46         23          92       44
 Loan service charges and fees              29         26          57       45
 Other                                       0          5           5       11
                                        ------     ------      ------   ------
  Total noninterest income                  75         54         154      100
                                        ------     ------      ------   ------
Noninterest expense:
 Compensation and benefits                 240        207         529      572
 Occupancy and equipment                    51         48         101      110
 Federal deposit insurance premiums         12         12          24       24
 Data processing fees                       53         56          96      101
 Advertising and promotion                  16         23          34       39
 Amortization                               20         20          40       40
 Other                                     134        180         265      343
                                        ------     ------      ------   ------
  Total noninterest expense                526        546       1,088    1,229
                                        ------     ------      ------   ------
Income before income taxes                 359        356         654      563

Income taxes                               131        120         251      192
                                        ------     ------      ------   ------
Net income                              $  228     $  236      $  403   $  371
                                        ======     ======      ======   ======
Earnings per share:
 Basic                                  $ 0.16     $ 0.17      $ 0.29   $ 0.27
                                        ======     ======      ======   ======
 Diluted                                $ 0.16     $ 0.17      $ 0.29   $ 0.27
                                        ======     ======      ======   ======


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999




                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                              2000             1999              2000               1999
                                                         ---------------  ----------------  ----------------   ----------------
                                                            (Unaudited - in Thousands)          (Unaudited - in Thousands)
                                                         ---------------------------------  -----------------------------------

Net income                                                    $    228          $    236         $     403          $     371
                                                              --------          --------         ---------          ---------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities
                                                                   (34)              270              (195)               (52)
 Less reclassification adjustment for gains\losses
  included in net income
                                                                     8                 0                 9                  0
 Less income taxes related to unrealized
  gains\losses on investment securities
                                                                     9              (103)               70                 20
                                                              --------          --------         ---------          ---------
   Other comprehensive income (loss), net of tax
                                                                   (17)              167              (116)               (32)
                                                              --------          --------         ---------          ---------

Comprehensive income                                          $    211          $    403         $     287          $     339
                                                              ========          ========         =========          =========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000


                                                       Shares
                                                          in
                                                        Grantor   Shares in    Shares in               Accumulated
                                            Unearned    Trust -   MRP Plan -   Stock Option               Other        Total
                                  Common  Compensation  Contra     Contra     Plan - Contra  Retained Comprehensive Shareholders'
                                   Stock      ESOP      Account    Account      Account      Earnings    Income        Equity
                                  ------- ------------ --------- ----------   ------------   -------- ------------- -------------
                                                                      (Unaudited - in Thousands)

Balances, beginning of period     $ 13,091  $(1,005)    $(202)     $(556)       $(1,658)      $1,751      $ 479        $11,900

Net income                               -        -         -          -              -          403          -            403


Issuance of shares of common
stock pursuant to MRP plan               -        -         -        155              -            -          -            155

Other comprehensive income (loss)        -        -         -          -              -            -       (116)          (116)
(loss)

Payment on ESOP loan principal           -      162         -          -              -            -          -            162


Dividends paid                           -        -         -          -              -         (415)         -           (415)
                                  --------  -------     -----      -----        -------       ------      -----        -------

Balances, end of period           $ 13,091  $  (843)    $(202)     $(401)       $(1,658)      $1,739      $ 363        $12,089
                                  ========  =======     =====      =====        =======       ======      =====        =======

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                            Six Months Ended
                                                               June 30
                                                        -----------------------
                                                           2000        1999
                                                         ---------   ---------
                                                       (Unaudited - in Thousands)
Operating Activities:
 Net income                                               $   403    $   371
                                                          -------    -------
 Adjustments  to  reconcile  net  income  to  net
  cash  provided  by  operating activities:
   Provision for loan losses                                   16         12
   Depreciation                                                29         25
   Amortization of goodwill                                    40         40
   Federal home loan bank stock dividends                     (27)       (10)
   Net (gain) loss on sales of investment securities
    available for sale                                          9          0
   Deferred income taxes (benefit)                             (1)         0
   (Increase) Decrease in:
    Accrued interest receivable                               (92)       (39)
    Other assets                                               74          3
   Increase (Decrease) in:
    Accrued interest payable                                   15        (19)
    Accrued income taxes                                        0          1
    Accrued benefit plan liabilities                         (105)         0
    Other liabilities                                         (52)       198
                                                          -------    -------
     Total adjustments                                        (94)       211
                                                          -------    -------
Net cash provided by operating activities                     309        582
                                                          -------    -------
Investing Activities:
 Purchases of investment securities available for sale     (2,474)    (2,061)
 Proceeds from maturities of investment securities
  available for sale                                            0      2,000
 Principal payments received on investment securities
  available for sale                                        2,443      3,168
 Proceeds from sales of investment securities
  available for sale                                        1,493          0
 Purchases of investment securities held to maturity            0       (239)
 Proceeds from maturities of investment securities held
  to maturity                                                   0        500
 Principal payments received on investment securities
  held to maturity                                              0         80
 Net increase in loans                                     (3,916)    (3,448)
 Purchases of plant and equipment, net                         (1)       (47)
                                                          -------    -------
Net cash used in investing activities                      (2,455)       (47)
                                                          -------    -------

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              2000           1999
                                                           ---------      ----------
                                                           (Unaudited - in Thousands)
Financing Activities:
 Dividends paid                                                 (415)      (414)
 Net increase (decrease) in deposits                           3,179      1,052
 Purchase of common stock for MRP plan trust                       0     (1,572)
 Issuance of common stock for MRP plan                           155          0
 Payment on ESOP loan and release of shares                      162        124
 Repayment of advances from Federal Home Loan Bank              (995       (950)
 Repayment of note payable                                    (3,200)         0
 Proceeds from advances from Federal Home Loan Bank            3,000          0
                                                             -------   --------
Net cash provided by (used in) financing activities            1,886     (1,760)
                                                             -------    --------
Net increase (decrease) in cash and cash equivalents            (260)    (1,225)

Cash and cash equivalents, beginning of period                 2,387      6,131
                                                             -------    --------
Cash and cash equivalents, end of period                     $ 2,127    $ 4,906
                                                             =======    ========
Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                    $ 1,894    $ 1,627
 Income taxes                                                $   252    $   191

Supplementary disclosures of noncash investing
 activities:
  Acquisition of foreclosed real estate                      $    85    $     0
  Change in unrealized gain\loss on investment securities
   available for sale                                        $  (186)   $   (52)
  Change in deferred income taxes associated with
   unrealized gain\loss on investment securities available
   for sale                                                  $   (70)   $   (20)
  Change in net unrealized gain\loss on investment
   securities available for sale                             $  (116)   $   (32)


    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



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


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share represents income available to shareholders divided by the weighted average number of shares outstanding during the period. For the three months and six months ended June 30, 2000 and 1999, the weighted average number of shares outstanding was 1,382,013. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Dilutive potential shares outstanding during the three months and six months ended June 30, 2000 and 1999 were 4,763 and -0-, respectively. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

NOTE 3 - STOCK CONVERSION

In May 1997, the board of directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. In November 1997 the Office of Thrift Supervision approved the plan of conversion subject to the approval of the members, and in December 1997 the members of the Association also approved the plan of conversion. The conversion was accomplished effective January 1, 1998 through amendment of the Association's charter and the sale of the Company's common stock in an amount equal to the appraised pro forma consolidated market value of the Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered to depositors, borrowers, directors, officers, employees and employee benefit plans of the Association and to certain other eligible subscribers. The subscription offering opened on November 20, 1997 and closed on December 16, 1997. On January 1, 1998, in accordance with its approved plan of conversion, the Company issued 1,454,750 of its no par value stock at $10 per share providing gross receipts of $14,547,500. On January 1, 1998, the Association changed its name to Newport Federal Bank and issued 100,000 shares of its $1 par value stock to the Holding Company in exchange for $7,100,000. In addition, the Company established an ESOP plan which acquired $1,164,000 in stock during conversion. The contra-equity account "Unearned Compensation - ESOP" will be decreased as contributions are made to the ESOP plan and the shares are allocated to the participants. Total conversion costs of $571,822 were repaid to the Bank by the Company in January 1998, and the Company deducted them from the proceeds of the shares sold in the conversion.

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

NOTE 5 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan (SOP) and a Management Recognition Plan (MRP). The Company's shareholders approved both plans at the annual meeting held on May 18, 1999. The board of directors has reserved 215,688 shares of the Company's common stock for issuance pursuant to the options to be granted under the SOP. These shares will be either newly issued shares or shares purchased on the open market. The Stock Option trust purchased shares on the open market in the first, second and third quarters of 1999. As of June 30, 2000, the Stock Option trust had purchased 168,027 for a total cost of approximately $1,658,000. The board of directors has also authorized the issuance of 58,190 shares of common stock as restricted stock pursuant to the MRP. The MRP trust purchased these shares on the open market in the first and second quarters of 1999. As of June 30, 2000, the MRP trust had purchased 58,190 shares for a total cost of approximately $713,000.

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

During the six month period ended June 30, 2000, the Company issued 12,709 shares of restricted stock at a cost of $155,559 and held 32,772 shares of its common stock in trust for the MRP plan as of June 30, 2000 at a net cost of $400,915. A contra-equity account has been established to reflect the cost of such shares held in trust. During the six month period ended June 30, 2000, the Company purchased 42,192 shares of its common stock with the dividends received on shares previously held in the Stock Option trust.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

         Total assets increased from December 31, 1999 to June 30, 2000 by $2.0 million, or 2.1%, from $94.1 million at December 31, 1999 to $96.1 million at June 30, 2000. The increase in assets was principally the result of an increase in loans receivable, which were offset by a slight decrease in investment securities available for sale. Investment securities available for sale decreased $1.6 million or 5.8% from December 31, 1999.
         Loans receivable increased from December 31, 1999 to June 30, 2000 as originations exceeded repayments for the period by approximately $3.8 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2000 and December 31, 1999, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                               June 30, 2000                 December 31, 1999
                                                        ----------------------------    ----------------------------
                                                                          (Dollars in Thousands)
                                                           Amount          Percent          Amount         Percent
                                                        ------------     -----------    -------------    -----------
  Type of Loan:
  ------------
  Real estate loans -
   One- to four-family residential                          $53,304           78.8%          $48,550          76.5%
   Commercial                                                 6,750           10.0             9,099          14.3
   Construction                                               3,023            4.5             2,615           4.1

  Consumer loans:
   Automobile                                                 1,282            1.9               980           1.5
   Loans to depositors, secured by deposits                   1,439            2.1             1,114           1.8
   Home equity and second mortgage                              172            0.2               208           0.3
   Other                                                      1,673            2.5               931           1.5
                                                        -----------      ---------      ------------     ---------
                                                             67,643          100.0%           63,497         100.0%
                                                                         =========                       =========
  Less:
   Loans in process                                           1,331                            1,033
   Deferred fees and discounts                                  315                              287
   Allowance for loan losses                                    666                              661
                                                        -----------                     ------------
     Total                                                  $65,331                          $61,516
                                                        ===========                     ============


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

                                                                             Six                     Six
                                                                        Months Ended            Months Ended
                                                                          June 30,                June 30,
                                                                            2000                    1999
                                                                     --------------------     ------------------
                                                                                   (In Thousands)
         Balance at beginning of period                                       $661                    $641
                                                                          --------                --------
         Charge-offs:
          Consumer                                                             (15)                     (4)
         Recoveries:
          Consumer                                                               4                       0
                                                                          --------                --------
         Net charge-offs                                                       (11)                     (4)
         Provision for loan losses                                              16                      12
                                                                          --------                --------
         Balance at end of period                                             $666                    $649
                                                                          ========                ========

         The following table sets forth information about our nonperforming assets at the dates indicated.

                                                                          June 30,              December 31,
                                                                            2000                    1999
                                                                     --------------------     ------------------
                                                                                   (In Thousands)
         Nonaccrual loans                                                    $   0                   $   0
         Accruing loans which are contractually past due
          90 days or more:
           Real estate:
            One- to four-family residential                                    358                     348
            Commercial                                                         101                       0
           Consumer                                                             19                      29
                                                                          ----------              ----------
              Total                                                           $478                    $377
                                                                          ==========              ==========

         At June 30, 2000 and December 31, 1999, all loans which were included in our adversely classified or designated asset amounts as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms are reflected in the above table. We do not expect to incur any loss in excess of attributable existing reserves on any of our assets.
         During the six months ended June 30, 2000, the Company increased its liabilities by $1.8 million, or 2.1%, in order to fund asset growth. Total deposits increased $3.2 million or 4.3% from $73.8 million at December 31, 1999 to $77.0 million at June 30, 2000. Advances from the Federal Home Loan Bank also increased $2.0 million, or 53.2%, from $3.8 million at December 31, 1999 to $5.8 million at June 30, 2000. The Company also repaid its short-term note payable of $3.2 million.
         Our shareholders' equity increased $189,000 from $11.9 million at December 31, 1999 to $12.1 million at June 30, 2000. The increase was due to $403,000 of net income, payment of approximately $162,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $155,000, a $116,000 decrease in our net unrealized gain on investment securities, and payment of a dividend to shareholders of $415,000.

Discussion of Results of Operations for the Three Months Ended June 30, 2000 and 1999

         Our net income for the three months ended June 30, 2000 was $228,000, an $8,000, or 3.4% decrease from the $236,000 we earned during the three months ended June 30, 1999. Basic and diluted earnings per share for the three months ended June 30, 2000 were each $0.16 compared to $0.17 for the same period in 1999. Basic average shares outstanding for both periods was 1,382,013 shares. Average dilutive potential shares outstanding were 4,763 and -0-, respectively.

         Interest income increased $148 thousand, or 8.9%, from $1.66 million for the three months ended June 30, 1999 to $1.81 million for the three months ended June 30, 2000. The increase in interest income was due to interest on loans which increased $169,000, or 14%, due to an increase in the average outstanding balance of the loan portfolio and a slight increase in loan rates. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $21,000.
         Interest expense on deposits increased $156,000 primarily due to the increase in average balance of deposits of $5.8 million compared to the same period in the prior year, and a slight increase in interest rates. In addition, the Company incurred $87,000 in interest expense on advances from the Federal Home Loan Bank compared to $60,000 in the prior-year period.
         Net interest income decreased $35,000, or 4.1%, between the periods as the increase in interest expense exceeded the increase in interest income. The Company's net interest margin narrowed to 3.40% for the three months ended June 30, 2000 compared to 3.85% for the comparable period of 1999. The narrowing of the net interest margin reflects the current rate environment and the fact that recent loan refinancings have reduced the yield on our loan portfolio while competition for savings deposits has increased the interest cost of our deposits.
         We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.
         Noninterest income increased $21,000 from $54,000 for the three months ended June 30, 1999 to $75,000 for the three months ended June 30, 2000. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2000 period. Loan service charges and fees also increased as loan originations increased during the three month period ended June 30, 2000.
         Noninterest expenses decreased $20,000 from $546,000 for the three months ended June 30, 1999 to $526,000 for the three months ended June 30, 2000. Other noninterest expenses decreased $46,000 from $180,000 for the three months ended June 30, 1999 to $134,000 for the three months ended June 30, 2000.
         Our effective tax rates for the three months ended June 30, 2000 and 1999 were 36.5% and 33.7%, respectively. The higher effective tax rate is due to a decrease in our tax-exempt investment securities in 2000 compared to 1999.

Discussion of Results of Operations for the Six Months Ended June 30, 2000 and 1999

         Our net income for the six months ended June 30, 2000 was $403,000, a $32,000, or 8.6% increase over the $371,000 we earned during the six months ended June 30, 1999. Basic and diluted earnings per share for the six months ended June 30, 2000 were each $0.29 compared to $0.27 for the same period in 1999. Average shares outstanding for both periods was 1,382,013 shares.
         Interest income increased $201,000, or 6.1% from $3.31 million for the six months ended June 30, 1999 to $3.51 million for the six months ended June 30, 2000. The increase in interest income was due to interest on loans which increased $314,000, or 13.6%, due to an increase in the average balance of the loan portfolio, and a slight increase in loan rates. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $113,000.
         Interest expense on deposits increased $251,000 due to the increase in average balance of deposits of $6.1 million compared to the same period in the prior year, and a slight increase in interest rates. In addition, the Company incurred $176,000 in interest expense on advances for the Federal Home Loan

Bank compared to $126,000 in the prior period. The Company used the funds from the additional deposits to fund loan originations.
     Net interest income decreased $100,000 or 5.9% between the periods as the increase in interest expense exceeded the increase in interest income. The Company's net interest margin narrowed to 3.42% for the six months ended June 30, 2000 compared to 3.84% for the comparable period of 1999. The narrowing of the interest margin reflects the current rate environment and the fact that competition for deposits has increased the interest cost of our deposits.
     We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or realizable value of the collateral.
     Noninterest income increased $54,000 from $100,000 for the six months ended June 30, 1999 to $154,000 for the six months ended June 30, 2000. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2000 period.
     Noninterest expenses decreased $141,000 from $1,229,000 for the six months ended June 30, 1999 to $1,088,000 for the six months ended June 30, 2000. Compensation and benefits for the six months ended June 30, 2000 were $44,000 lower primarily due to a one time compensation expense associated with the implementation of a management recognition plan in 1999. Other noninterest expenses decreased $78,000 from $343,000 for the six months ended June 30, 1999 to $265,000 for the six months ended June 30, 2000.
     Our effective tax rates for the six months ended June 30, 2000 and 1999 were 38.4% and 34.1%, respectively. The higher effective tax rate is due to a decrease in our tax-exempt investment securities in 2000 compared to 1999.

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

         We have also designated all of our investment securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, as a member of the Federal Home Loan Bank we have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.
         We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 2000 and December 31, 1999, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.
         We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both June 30, 2000 and December 31, 1999.

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

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 16, 2000, United Tennessee Bankshares, Inc. held its 2000 Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

          1.  Election of Directors

                    Nominee                      For              Withheld
         ------------------------------    -----------------    --------------
         William B. Henry                      1,123,377           5,313
         J. William Myers                      1,118,980           9,710
         Tommy C. Bible                        1,121,505           7,185

          There were no abstentions or broker non-votes.

          The terms of office of Directors Richard G. Harwood, Robert D. Self, Clyde E. Driskill, Jr., Robert L. Overholt and Ben W. Hooper continued after the meeting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

         The following exhibits are filed as a part of this report:

         3.1 1/       Charter of United Tennessee Bankshares, Inc.
             -
         3.2 1/       Bylaws of United Tennessee Bankshares, Inc.
             -
         4 1/         Form of Stock Certificate of United Tennessee Bankshares,
           -          Inc.
         10.1 2/      United Tennessee Bankshares, Inc. 1999 Stock Option Plan
              -
         10.2 2/      United Tennessee Bankshares, Inc. Management Recognition
              -       Plan

        10.3(a) 1/    Employment  Agreements  between Newport Federal Savings
                -     and Loan Association and Richard G. Harwood, Nancy L.
                      Bryant and Peggy Holston

         10.3(b) 1/   Forms of Guarantee  Agreements  between United  Tennessee
                 -    Bankshares,  Inc. and Richard G. Harwood, Nancy L. Bryant
                      and Peggy Holston

         10.4 1/      Newport Federal Savings and Loan Association Long-Term
              -       Incentive Plan

         10.5 1/      Newport Federal Savings and Loan Association Deferred
              -       Compensation Plan

         27           Financial Data Schedule

---------------
1/   Incorporated  by reference to United  Tennessee  Bankshares,
-    Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date: August 10, 2000              /s/ Richard G. Harwood
                                   -------------------------------------------
                                   Richard G. Harwood
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative and
                                   Principal Financial and Accounting Officer)