Form 10QSB
period 2000-09-30
UNITED TENNESSEE BANKSHARES INC
filed 2000-11-13
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

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


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,382,013
                                         ----------

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                                    CONTENTS
                                    --------

PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition as of
              September 30, 2000 (Unaudited) and December 31, 1999             3

              Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended September 30, 2000 and 1999 (Unaudited) 4

              Consolidated Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2000
              and 1999 (Unaudited)                                             5

              Consolidated Statement of Changes in Shareholders' Equity
              for the Nine-Month Period Ended September 30, 2000 (Unaudited)   6

              Consolidated Statements of Cash Flows for the Nine-Month
              Periods Ended September 30, 2000 and 1999 (Unaudited)          7-8

              Notes to Consolidated Financial Statements for the Nine-Month
              Periods Ended September 30, 2000 and 1999 (Unaudited)         9-12

     Item 2.  Management's Discussion and Analysis or Plan of Operation    13-18


PART II.  OTHER INFORMATION
          -----------------

     Item 1.  Legal Proceedings                                               19

     Item 2.  Changes in Securities and Use of Proceeds                       19

     Item 3.  Defaults upon Senior Securities                                 19

     Item 4.  Submission of Matters to a Vote of Security Holders             19

     Item 5.  Other Information                                               19

     Item 6.  Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                    20

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                      September 30,
                                                                                          2000                   December 31,
                                                                                       (Unaudited)                   1999
                                                                                      --------------             -------------
                                                                                                   (in Thousands)
                                  Assets
Cash and amounts due from depository institutions                                        $   4,787                   $   2,387
Investment securities available for sale, at fair value                                     25,088                      27,935
Loans receivable, net                                                                       66,786                      61,516
Premises and equipment, net                                                                    482                         511
Foreclosed real estate - held for sale                                                          71                          71
Accrued interest receivable                                                                    544                         439
Goodwill, net of amortization                                                                1,053                       1,113
Prepaid expenses and other assets                                                              103                         148
                                                                                         ---------                   ---------
 Total assets                                                                            $  98,914                   $  94,120
                                                                                         =========                   =========

                          Liabilities and Equity
Liabilities:
 Deposits                                                                                $  79,478                   $  73,810
 Note Payable                                                                                    0                       3,200
 Advances from Federal Home Loan Bank                                                        5,298                       3,767
 Accrued interest payable                                                                      285                         284
 Deferred income taxes                                                                         556                         457
 Accrued benefit plan liabilities                                                              597                         619
 Other liabilities                                                                              36                          83
                                                                                         ---------                   ---------
  Total liabilities                                                                         86,250                      82,220
                                                                                         ---------                   ---------
Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,382,013 shares in 2000 and 1999                                 13,091                      13,091
 Unearned compensation - ESOP                                                                 (843)                     (1,005)
 Shares in MRP plan - contra account                                                          (401)                       (556)
 Shares in grantor trust - contra account                                                     (202)                       (202)
 Shares in stock option plan trusts - contra account                                        (1,658)                     (1,658)
 Retained earnings                                                                           1,963                       1,751
 Accumulated other comprehensive income                                                        714                         479
                                                                                         ---------                   ---------
  Total shareholders' equity                                                                12,664                      11,900
                                                                                         ---------                   ---------
Total liabilities and equity                                                             $  98,914                   $  94,120
                                                                                         =========                   =========





   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                      (In Thousands Except                (In Thousands Except
                                                                     per Share Information)              per Share Information)
                                                               -----------------------------------  --------------------------------
                                                                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                               -----------------------------------  --------------------------------
                                                                    2000               1999              2000              1999
                                                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
                                                               ----------------   ----------------  ----------------  --------------
Interest income:
 Loans                                                               $   1,382          $   1,194         $   4,003        $   3,501
 Investment securities                                                     393                417             1,232            1,304
 Other interest-earning assets                                              33                 52                86              170
                                                                     ---------          ---------         ---------        ---------
  Total interest income                                                  1,808              1,663             5,321            4,975
                                                                     ---------          ---------         ---------        ---------

Interest expense:
 Deposits                                                                  966                800             2,699            2,282
 Advances from Federal Home Loan Bank and Note Payable                      81                 54               257              180
                                                                     ---------          ---------         ---------        ---------
  Total interest expense                                                 1,047                854             2,956            2,462
                                                                     ---------          ---------         ---------        ---------

Net interest income                                                        761                809             2,365            2,513

Provision for loan losses                                                    9                  6                25               18
                                                                     ---------          ---------         ---------        ---------
Net interest income after provision for loan losses                        752                803             2,340            2,495
                                                                     ---------          ---------         ---------        ---------
Noninterest income:
 Deposit account service charges                                            46                 41               138               85
 Loan service charges and fees                                              27                 23                84               68
 Other                                                                       4                  1                 9               12
                                                                     ---------          ---------         ---------        ---------
  Total noninterest income                                                  77                 65               231              165
                                                                     ---------          ---------         ---------        ---------
Noninterest expense:
 Compensation and benefits                                                 268                264               796              836
 Occupancy and equipment                                                    62                 43               163              153
 Federal deposit insurance premiums                                         12                 12                36               36
 Data processing fees                                                       65                 55               161              159
 Advertising and promotion                                                  18                 20                52               59
 Amortization                                                               20                 20                60               60
 Other                                                                     112                165               377              508
                                                                     ---------          ---------         ---------        ---------
  Total noninterest expense                                                557                579             1,645            1,808
                                                                     ---------          ---------         ---------        ---------

Income before income taxes                                                 272                289               926              852

Income taxes                                                                49                110               300              302
                                                                     ---------          ---------         ---------        ---------
Net income                                                           $     223          $     179         $     626        $     550
                                                                     =========          =========         =========        =========


Earnings per share:
 Basic                                                               $    0.16          $    0.13         $    0.45         $   0.40
                                                                     =========          =========         =========        =========
 Diluted                                                             $    0.16          $    0.13         $    0.45 `       $   0.40
                                                                     =========          =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999





                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                            2000                 1999              2000              1999
                                                        ----------------   ----------------  ----------------  --------------
                                                             (Unaudited - in Thousands)          (Unaudited - in Thousands)
                                                        ---------------------------------------------------------------------
Net income                                                $    223            $    179         $     626          $     550
                                                          --------            --------         ---------          ---------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities            584                (135)              389               (187)
 Reclassification adjustment for gains\losses
  included in net income                                         0                   0                (9)                 0
 Income taxes related to unrealized
  gains\losses on investment securities                       (215)                 53              (145)                73
                                                          --------            --------         ---------          ---------
   Other comprehensive income (loss), net of tax               369                 (82)              235               (114)
                                                          --------            --------         ---------          ---------

Comprehensive income (loss)                               $    592            $     97         $     861          $     436
                                                          ========            ========         =========          =========




   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000



                                                                  Shares in
                                                       Shares in   Grantor       Shares in              Accumulated
                                            Unearned   MRP Plan -  Trust -      Stock Option               Other        Total
                                  Common  Compensation  Contra     Contra       Plan - Contra  Retained Comprehensive Shareholders'
                                   Stock      ESOP      Account    Account        Account      Earnings    Income        Equity
                                  ------- ------------ --------- ----------   ---------------  -------- ------------- -------------
                                                                      (Unaudited - in Thousands)

Balances, beginning of period     $ 13,091  $(1,005)    $(556)     $(202)       $(1,658)      $1,751      $ 479        $11,900

Net income                               -        -         -          -              -          626          -            626

Issuance of shares of common
stock pursuant to MRP plan               -        -       155          -              -            -          -            155

Other comprehensive income (loss)        -        -         -          -              -            -        235            235

Payment on ESOP loan principal           -      162         -          -              -            -          -            162

Dividends paid                           -        -         -          -              -         (414)         -           (414)
                                  --------  -------     -----      -----        -------       ------      -----        -------

Balances, end of period           $ 13,091  $  (843)    $(401)     $(202)       $(1,658)      $1,963      $ 714        $12,664
                                  ========  =======     =====      =====        =======       ======      =====        =======


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                         Nine Months Ended
                                                                           September 30
                                                                 -----------------------------------
                                                                      2000                  1999
                                                                 --------------        ------------
                                                                  (Unaudited - in Thousands)
Operating Activities:
 Net income                                                         $     626             $     550
                                                                    ---------             ---------
 Adjustments  to  reconcile  net  income
  to  net  cash  provided  by  operating activities:
   Provision for loan losses                                               25                    18
   Depreciation                                                            43                    38
   Amortization of goodwill                                                60                    60
   Net (gain) loss on sales of foreclosed real estate                      10                     0
   Federal home loan bank stock dividends                                 (41)                  (25)
   Net (gain) loss on sales of investment securities
    available for sale                                                      9                     0
   Deferred income taxes (benefit)                                        (47)                    3
   (Increase) Decrease in:
    Accrued interest receivable                                          (105)                    4
    Other assets                                                           45                   (13)
   Increase (Decrease) in:
    Accrued interest payable                                                1                   (23)
    Accrued income taxes                                                    0                   (32)
    Accrued benefit plan liabilities                                      (22)                    0
    Other liabilities                                                     (46)                  297
                                                                    ---------             ---------
     Total adjustments                                                    (68)                  327
                                                                    ---------             ---------
Net cash provided by operating activities                                 558                   877
                                                                    ---------             ---------

Investing Activities:
 Purchases of investment securities available for sale                 (2,474)               (5,599)
 Proceeds from maturities of investment securities
  available for sale                                                        0                 2,000
 Principal payments received on investment securities
  available for sale                                                    4,240                 5,085
 Proceeds from sales of investment securities
  available for sale                                                    1,493                     0
 Purchases of investment securities held to maturity                        0                  (464)
 Proceeds from maturities of investment securities held
  to maturity                                                               0                   500
 Principal payments received on investment securities
  held to maturity                                                          0                 1,114
 Net increase in loans                                                 (5,305)               (5,497)
 Purchases of plant and equipment, net                                    (14)                  (72)
                                                                    ---------             ---------
Net cash used in investing activities                                  (2,060)               (2,933)
                                                                    ---------             ---------

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                                       Nine Months Ended
                                                                                                         September 30
                                                                                               -----------------------------------
                                                                                                    2000                  1999
                                                                                               --------------        ------------
                                                                                                (Unaudited - in Thousands)
Financing Activities:
 Dividends paid                                                                                        (414)                 (415)
 Net increase in deposits                                                                             5,668                 3,349
 Purchase of common stock for MRP plan trust                                                              0                (2,286)
 Issuance of common stock for MRP plan                                                                  155                     0
 Payment on ESOP loan and release of shares                                                             162                   124
 Repayment of advances from Federal Home Loan Bank                                                   (1,469)               (1,433)
 Repayment of note payable                                                                           (3,200)                    0
 Proceeds from advances from Federal Home Loan Bank                                                   3,000                     0
                                                                                                  ---------             ---------
Net cash provided by (used in) financing activities                                                   3,902                  (661)
                                                                                                  ---------             ---------
Net increase (decrease) in cash and cash equivalents                                                  2,400                (2,717)

Cash and cash equivalents, beginning of period                                                        2,387                 6,131
                                                                                                  ---------             ---------

Cash and cash equivalents, end of period                                                          $   4,787             $   3,414
                                                                                                  =========             =========

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                         $   2,955             $   2,485
 Income taxes                                                                                     $     344             $     331

Supplementary disclosures of noncash investing activities:
  Sale of foreclosed real estate by origination of loans                                          $      75             $       0
  Acquisition of foreclosed real estate                                                           $      85             $       0
  Change in unrealized gain\loss on investment securities
   available for sale                                                                             $     380             $    (187)
  Change in deferred income taxes associated with
   unrealized gain\loss on investment securities available
   for sale                                                                                       $     145             $     (73)
  Change in net unrealized gain\loss on investment
   securities available for sale                                                                  $     235             $    (114)



    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



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


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share represents income available to shareholders divided by the weighted average number of shares outstanding during the period. For the three months and nine months ended September 30, 2000 and 1999, the weighted average number of shares outstanding was 1,382,013. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Dilutive potential shares outstanding during the three months and nine months ended September 30, 2000 and 1999 were 2,364 and -0-, respectively. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

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

NOTE 5 - MANAGEMENT RECOGNITION PLAN AND STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 Stock Option Plan (SOP) and a Management Recognition Plan (MRP). The Company's shareholders approved both plans at the annual meeting held on May 18, 1999. The board of directors has reserved 215,688 shares of the Company's common stock for issuance pursuant to the options to be granted under the SOP. These shares will be either newly issued shares or shares purchased on the open market. The Stock Option trust purchased shares on the open market in the first, second and third quarters of 1999. As of September 30, 2000, the Stock Option trust had purchased 184,527 for a total cost of approximately $1,658,000. The board of directors has also authorized the issuance of 58,190 shares of common stock as restricted stock pursuant to the MRP. The MRP trust purchased these shares on the open market in the first and second quarters of 1999. As of September 30, 2000, the MRP trust had purchased 58,190 shares for a total cost of approximately $713,000.

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

During the nine month periods ended September 30, 1999 and 2000, the Company issued 12,709 shares of restricted stock each period at a total cost of $311,118 and held 32,772 shares of its common stock in trust for the MRP plan as of September 30, 2000 at a net cost of $400,915. A contra-equity account has been established to reflect the cost of such shares held in trust. During the nine month period ended September 30, 2000, the Company purchased 58,692 shares of its common stock with the dividends received on shares previously held in the Stock Option trust.

NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company elected to apply the provisions of this statement as of July 1, 1999. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138. This statement amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities, but these amendments will not significantly affect the Company's operations.

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

NOTE 7 - ACCOUNTING FOR MORTGAGE-BACKED SECURITIES AFTER SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE

The FASB has issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations related to securitization of mortgage loans. The Company has not entered into any transactions of this nature, nor does the Company anticipate entering into any transactions of this nature in the future. Therefore, SFAS No. 134 will not have a significant effect on the Company's consolidated financial condition or results of operations.


NOTE 8 - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is also effective for recognition and reclassification of collateral and for disclosure related to securitization transactions and collateral for fiscal years ending after December 15, 2000. Since the Company does not currently engage in securitization and other transfers of financial assets and collateral, this Statement is not expected to significantly affect the financial condition or results of operations of the Company.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

         Total assets increased from December 31, 1999 to September 30, 2000 by $4.8 million, or 5.1%, from $94.1 million at December 31, 1999 to $98.9 million at September 30, 2000. The increase in assets was principally the result of an increase in loans receivable, which were offset by a decrease in investment securities available for sale. Investment securities available for sale decreased $2.8 million or 10.2% from December 31, 1999.
         Loans receivable increased from December 31, 1999 to September 30, 2000 as originations exceeded repayments for the period by approximately $5.3 million. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2000 and December 31, 1999, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                            September 30, 2000               December 31, 1999
                                                        ----------------------------    ----------------------------
                                                                          (Dollars in Thousands)
                                                        Amount            Percent          Amount         Percent
                                                        ------------     -----------    -------------    -----------
  Type of Loan:
  ------------
  Real estate loans -
   One- to four-family residential                          $54,502           78.9%          $48,550          76.5%
   Commercial                                                 7,093           10.3             9,099          14.3
   Construction                                               3,002            4.3             2,615           4.1

  Consumer loans:
   Automobile                                                 1,290            1.9               980           1.5
   Loans to depositors, secured by deposits                   1,274            1.8             1,114           1.8
   Home equity and second mortgage                              206            0.3               208           0.3
   Other                                                      1,750            2.5               931           1.5
                                                            -------          -----           -------         -----
                                                             69,117          100.0%           63,497         100.0%
                                                                             =====                           =====
  Less:
   Loans in process                                           1,355                            1,033
   Deferred fees and discounts                                  319                              287
   Allowance for loan losses                                    657                              661
                                                            -------                          -------
     Total                                                  $66,786                          $61,516
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

                                                                            Nine                    Nine
                                                                        Months Ended            Months Ended
                                                                        September 30,           September 30,
                                                                            2000                    1999
                                                                     --------------------     ------------------
                                                                                   (In Thousands)
         Balance at beginning of period                                   $      661              $      641
                                                                          ----------              ----------
         Charge-offs:
          Consumer                                                               (33)                     (4)
         Recoveries:
          Consumer                                                                 4                       0
                                                                          ----------              ----------
         Net charge-offs                                                         (29)                     (4)
         Provision for loan losses                                                25                      18
                                                                          ----------              ----------
         Balance at end of period                                         $      657              $      655
                                                                          ==========              ==========

         The following table sets forth information about our nonperforming assets at the dates indicated.

                                                                        September 30,           December 31,
                                                                            2000                    1999
                                                                     --------------------     ------------------
                                                                                   (In Thousands)

         Nonaccrual loans                                                 $        0              $        0
         Accruing loans which are contractually past due
          90 days or more:
           Real estate:
            One- to four-family residential                                      413                     348
            Commercial                                                            60                       0
           Consumer                                                               20                      29
                                                                          ----------              ----------
              Total                                                       $      493              $      377
                                                                          ==========              ==========


         At September 30, 2000 and December 31, 1999, all loans which were included in our adversely classified or designated asset amounts as to which known information about possible credit problems of borrowers caused us to have doubts as to the ability of the borrowers to comply with present loan repayment terms are reflected in the above table. We do not expect to incur any loss in excess of attributable existing reserves on any of our assets.
         During the nine months ended September 30, 2000, the Company increased its liabilities by $4.0 million, or 4.9%, in order to fund asset growth. Total deposits increased $5.7 million or 7.7% from $73.8 million at December 31, 1999 to $79.5 million at September 30, 2000. Advances from the Federal Home Loan Bank also increased $1.5 million, or 39.5%, from $3.8 million at December 31, 1999 to $5.3 million at September 30, 2000. The Company also repaid its short-term note payable of $3.2 million.
         Our shareholders' equity increased $764,000 from $11.9 million at December 31, 1999 to $12.7 million at September 30, 2000. The increase was due to $626,000 of net income, payment of approximately $162,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $155,000, a $235,000 increase in our net unrealized gain on investment securities, and payment of dividends to shareholders totalling $414,000.

Discussion of Results of Operations for the Three Months Ended September 30, 2000 and 1999

         Our net income for the three months ended September 30, 2000 was $223,000, a $44,000, or 24.6% increase from the $179,000 we earned during the three months ended September 30, 1999. Basic and diluted earnings per share for the three months ended September 30, 2000 were each $0.16 compared to $0.13 for the same period in 1999. Basic average shares outstanding for both periods was 1,382,013 shares. Average potential dilutive shares outstanding were 2,364 and -0-, respectively.

         Interest income increased $145 thousand, or 8.7%, from $1.66 million for the three months ended September 30, 1999 to $1.81 million for the three months ended September 30, 2000. The increase in interest income was due to interest on loans which increased $188,000, or 15.7%, due to an increase in the average outstanding balance of the loan portfolio and a slight increase in loan rates. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $43,000.
         Interest expense on deposits increased $166,000 primarily due to the increase in average balance of deposits and a slight increase in interest rates. In addition, the Company incurred $81,000 in interest expense on advances from the Federal Home Loan Bank compared to $54,000 in the prior-year period.
         Net interest income decreased $48,000, or 5.9%, between the periods as the increase in interest expense exceeded the increase in interest income. The Company's net interest margin narrowed to 3.55% for the three months ended September 30, 2000 compared to 3.73% for the comparable period of 1999. The narrowing of the net interest margin reflects the current rate environment and the fact that recent loan refinancings have reduced the yield on our loan portfolio while competition for savings deposits has increased the interest cost of our deposits.
         We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.
         Noninterest income increased $12,000 from $65,000 for the three months ended September 30, 1999 to $77,000 for the three months ended September 30, 2000. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2000 period. Loan service charges and fees also increased as loan originations increased during the three month period ended September 30, 2000.
         Noninterest expenses decreased $22,000 from $579,000 for the three months ended September 30, 1999 to $557,000 for the three months ended September 30, 2000. Other noninterest expenses decreased $53,000 from $165,000 for the three months ended September 30, 1999 to $112,000 for the three months ended September 30, 2000. Legal and professional fees and other expenses related to being a public company have decreased from the prior year when several one-time costs were incurred.
         Our effective tax rates for the three months ended September 30, 2000 and 1999 were 18.0% and 38.1%, respectively. The lower effective tax rate is due to an increase in our tax-exempt investment securities in 2000 compared to 1999 and an adjustment of our deferred tax liabilities in 2000 in accordance with FASB Statement No. 109.

Discussion of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

         Our net income for the nine months ended September 30, 2000 was $626,000, a $76,000, or 13.8% increase over the $550,000 we earned during the nine months ended September 30, 1999. Basic and diluted earnings per share for the nine months ended September 30, 2000 were each $0.45 compared to $0.40 for the same period in 1999. Average shares outstanding for both periods was 1,382,013 shares. Average potential dilutive shares outstanding were 2,364 and -0-, respectively.
         Interest income increased $346,000, or 7.0% from $4.98 million for the nine months ended September 30, 1999 to $5.32 million for the nine months ended September 30, 2000. The increase in interest income was due to interest on loans which increased $502,000, or 14.3%, due to an increase in the average balance of the loan portfolio, and a slight increase in loan rates. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $156,000.
         Interest expense on deposits increased $417,000 due to the increase in average balance of deposits of $4.6 million compared to the same period in the prior year, and an increase in interest rates. In addition, the Company incurred $257,000 in interest expense on advances for the Federal Home Loan

Bank compared to $180,000 in the prior period. The Company used the funds from the additional deposits to fund loan originations.
         Net interest income decreased $148,000 or 5.9% between the periods as the increase in interest expense exceeded the increase in interest income. The Company's net interest margin narrowed to 3.44% for the nine months ended September 30, 2000 compared to 3.72% for the comparable period of 1999. The narrowing of the interest margin reflects the current rate environment and the fact that competition for deposits has increased the interest cost of our deposits.
         We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or realizable value of the collateral.
         Noninterest income increased $66,000 from $165,000 for the nine months ended September 30, 1999 to $231,000 for the nine months ended September 30, 2000. The increase in noninterest income was mainly from increased deposit account service charges due to the higher level of deposit accounts during the 2000 period and the restructure of deposit fees.
         Noninterest expenses decreased $163,000 from $1,808,000 for the nine months ended September 30, 1999 to $1,645,000 for the nine months ended
September 30, 2000. Compensation and benefits for the nine months ended September 30, 2000 were $40,000 lower primarily due to a one time compensation expense associated with the implementation of a management recognition plan in 1999. Other noninterest expenses decreased $131,000 from $508,000 for the nine months ended September 30, 1999 to $377,000 for the nine months ended September 30, 2000. Legal and professional fees and other expenses related to being a public company have decreased from the prior year when several one-time costs were incurred.
         Our effective tax rates for the nine months ended September 30, 2000 and 1999 were 32.4% and 35.5%, respectively. The lower effective tax rate is due to an increase in our tax-exempt investment securities in 2000 compared to 1999 and an adjustment of our deferred tax liabilities in 2000 in accordance with FASB Statement No. 109.

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

         We have also designated all of our investment securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, as a member of the Federal Home Loan Bank we have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.
         We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 2000 and December 31, 1999, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.
         We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both September 30, 2000 and December 31, 1999.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

         The following exhibits are filed as a part of this report:

         3.1 /1/      Charter of United Tennessee Bankshares, Inc.
         3.2 /1/      Bylaws of United Tennessee Bankshares, Inc.
         4 /1/        Form of Stock Certificate of United Tennessee Bankshares,
                      Inc.
         10.1 /2/     United Tennessee Bankshares, Inc. 1999 Stock Option Plan
         10.2 /2/     United Tennessee Bankshares, Inc. Management Recognition
                      Plan
         10.3(a) /1/  Employment  Agreements  between Newport Federal Savings and Loan Association and Richard G. Harwood, Nancy L.
                      Bryant and Peggy Holston
         10.3(b) /1/  Forms of Guarantee Agreements between United Tennessee
                      Bankshares,  Inc. and Richard G. Harwood, Nancy L. Bryant
                      and Peggy Holston
         10.4 /1/     Newport Federal Savings and Loan Association Long-Term
                      Incentive Plan
         10.5 /1/     Newport Federal Savings and Loan Association Deferred
                      Compensation Plan
         27           Financial Data Schedule
---------------
/1/   Incorporated   by  reference  to  United   Tennessee   Bankshares,
      Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

/2/   Incorporated   by  reference  to  United   Tennessee   Bankshares,
      Inc.'s Registration Statement on Form S-8, File No. 333-82803.

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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date: November 13, 2000            /s/ Richard G. Harwood
                                   --------------------------------------------
                                   Richard G. Harwood
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative and
                                   Principal Financial and Accounting Officer)