Form 10KSB40
period 2000-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2001-04-02
CIK 1045689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

   TENNESSEE                                                    62-1710108
 -------------------------------------------                 -------------------
(State or Other Jurisdiction of Incorporation                  (I.R.S. Employer
 or Organization)                                            Identification No.)

 344 W. BROADWAY, NEWPORT, TENNESSEE                              37821-0249
---------------------------------------------                     ----------
(Address of Principal Executive Offices)                          (Zip Code)

         Issuer's Telephone Number, Including Area Code: (423) 623-6088

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             ------    ------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,527,044

The aggregate market value of the outstanding common stock held by non-affiliates at March 20, 2001 was approximately $7.2 million (based on the most recent trade reported on the Nasdaq SmallCap Market SM ($9.125 on March 20,
2001)). Solely for purposes of this calculation, the registrant's employee stock ownership plan, management recognition plan, stock option plan trusts, directors' retirement plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 20, 2001 was 1,382,013

Transitional small business disclosure format (check one):  Yes         No  X
                                                                -----     ------
                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   2000 Annual Report to Stockholders (the "Annual Report") (Part II).

     2. Proxy Statement for 2001 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. The Company's assets currently consist of its investment in the Bank, an $843,000 loan to the Company's employee stock ownership plan and approximately $1.5 million in liquid assets.

     The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249 and its telephone number is (423) 623-6088.

     Newport Federal Bank. The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 2000, the Bank had total assets of $97.1 million, deposits of $81.6 million and stockholders' equity of $10.9 million, or 11.2% of total assets.

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

MARKET AREA

     The Bank's primary market area is Cocke County, Tennessee. To a lesser extent, the Bank accepts deposits and offers loans in surrounding areas.

     Cocke County is primarily rural, with a population of approximately 32,000 persons and relatively high unemployment levels and low income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been significantly above the national rate and state rate (since 1990, 10.0% compared with 7.7% and 10.6%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for June 2000, 6.6% compared with 4.0% and 3.9%, respectively), and income levels have been substantially lower than state and national averages (for 2000, $20,800 compared with $26,500 and $30,200, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

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

     The Bank's primary competition comes from financial institutions headquartered in its primary market area and from various non-local commercial banks that have branch offices located in its primary market area. Many competing financial institutions have financial resources substantially greater than the Bank's and offer a wider variety of deposit and loan products. The Bank's principal competitive strategy has been to emphasize quality customer service.

LENDING ACTIVITIES

     The Bank principally originates loans secured by mortgages on single-family residences in its primary market area. It also makes commercial real estate loans and a variety of consumer loans.

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2000, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $2.3 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.8 million. The Bank had a total of four lending relationships with aggregate loan amounts over $500,000 at December 31, 2000, and none of these loans were nonperforming. For additional information, see " -- Regulation of the Bank -- Limits on Loans to One Borrower."

         Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2000, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                        AT DECEMBER 31,
                                               ------------------------------------------------------------------
                                                         2000                1999                   1998
                                               -------------------    --------------------   --------------------
                                                AMOUNT          %      AMOUNT          %      AMOUNT          %
                                               --------      -----    --------       -----   --------       ----
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
  One- to four-family residential...........   $53,782        75.9%    $48,550        76.5%   $41,833       76.1%
  Commercial................................    10,229        14.4       9,099        14.3      7,267       13.2
  Construction..............................     2,589         3.6       2,615         4.1      3,235        5.9

Consumer loans:
  Automobile................................     1,402         2.0         980         1.5        813        1.5
  Loans to depositors, secured by deposits..     1,250         1.8       1,114         1.8        848        1.5
  Home equity and second mortgage...........       227         0.3         208         0.3        162        0.3
  Other.....................................     1,415         2.0         931         1.5        838        1.5
                                               -------       -----     -------       -----    -------       ----
                                                70,894       100.0%     63,497       100.0%    54,996      100.0%
                                               -------       =====     -------       =====    -------      =====
Less:
  Loans in process..........................     1,030                   1,033                    748
  Deferred fees and discounts...............       326                     287                    261
  Allowance for loan losses.................       660                     661                    641
                                               -------                --------                -------
    Total...................................   $68,878                $ 61,516                $53,346
                                               =======                ========                =======

     LOAN MATURITY SCHEDULE. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.

                                                              DUE AFTER
                                       DUE WITHIN             1 THROUGH             DUE AFTER
                                         1 YEAR                5 YEARS               5 YEARS             TOTAL
                                         ------                -------               -------             -----
                                                                  (IN THOUSANDS)
Real estate loans:
   One- to four-family residential....  $     926             $   2,635             $  50,221          $ 53,782
   Commercial.........................        345                 5,402                 4,482            10,229
   Construction.......................      2,589                    --                    --             2,589
Consumer loans........................      2,531                 1,722                    41             4,294
                                        ---------             ---------             ---------          --------
      Total...........................  $   6,391             $   9,759             $  54,744          $ 70,894
                                        =========             =========             =========          ========

     Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 2000 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                          PREDETERMINED       FLOATING OR
                                                              RATE          ADJUSTABLE RATES
                                                          -------------     ----------------
                                                                    (IN THOUSANDS)
     Real estate loans:
        One- to four-family residential................   $  13,807            $  39,049
        Commercial.....................................       3,336                6,548
        Construction...................................          --                   --
     Consumer loans....................................       1,763                   --
                                                          ---------            ---------
           Total.......................................   $  18,906            $  45,597
                                                          =========            =========

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

                                                                       YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              -----
                                                                            (IN THOUSANDS)
Loans originated:
  Real estate loans:
    One- to four-family residential.........................  $  13,196         $ 14,743         $  11,409
    Commercial..............................................      1,596            4,967             4,750
    Construction............................................      3,831            3,656             3,225
  Consumer loans..............................................    2,361            1,623             1,404
                                                              ---------         --------         ---------
Total loans originated......................................     20,984           24,989            20,788
Loans acquired in branch purchases..........................         --               --                26
                                                              ---------         --------         ---------
     Total loans originated and acquired....................  $  20,984         $ 24,989         $  20,814
                                                              =========         ========         =========


     One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $40,000 and $70,000, with original loan amounts averaging approximately $45,000. At December 31, 2000, $53.8 million, or 75.9%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in its primary market area. At December 31, 2000, $39.8 million, or 74.0%, of its one- to four-family residential loans had adjustable interest rates, and $14.0 million, or 26.0% had fixed rates. During the year ended December 31, 2000, the Bank originated $14.1 million of adjustable-rate loans, which was approximately 78.0% of total mortgage loan originations for that period, and at that date it had $2.2 million of loan commitments, 85% of which were for adjustable-rate loans.

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

     While it is not the Bank's policy to sell its loans in the secondary market, one- to four-family residential mortgage loans generally are underwritten in accordance with applicable underwriting guidelines and documentation requirements published by the FNMA and FHLMC for loans to be eligible for sale to them, except, as to approximately 95% of these loans, with respect to their requirements related to mortgaged properties (for example, in light of the Bank's experience in its market area, the Bank often does not require homes to have air conditioning or a complete survey or independent appraisal, and occasionally does not require contractors to be licensed).

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

     Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 2000, the Bank's loan portfolio included $2.6 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by permanent financing commitments. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

     Commercial Real Estate Lending. The Bank originates limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 2000, the Bank had 183 of these loans totaling $10.2 million, with a median loan balance of approximately $60,000, none of which had a balance exceeding $800,000. One of these loans was classified as substandard, with an outstanding balance of $468,000 at December 31, 2000. For information about its asset classification policies and nonperforming assets, see " -- Asset Classification, Allowance for Losses and Nonperforming Assets."

     The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 75%.

     The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 2000. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

          Retail  properties in  Sevierville,  Tennessee.  In December 1998, the
          ----------------------------------------------
          Bank made a $750,000 loan secured by a medical office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 67%. The loan is being amortized over 15 years. In October 1999, this loan was refinanced at $775,000 and amortized over 20 years.

          Retail  properties in  Sevierville,  Tennessee.  In December 1998, the
          ----------------------------------------------
          Bank made a $750,000 loan secured by an office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 75%. The loan is being amortized over 15 years. In October 1999, this loan was refinanced at $775,000 and amortized over 20 years.

          Residential  real estate  development  property in Jefferson and Cocke
          ----------------------------------------------------------------------
          County,  Tennessee.  In  December  2000,  the Bank  approved a line of
          ------------------
          credit for $900,000 secured by developed residential lots in Cocke County, Tennessee and unimproved land in Jefferson County, Tennessee. The Bank advanced $275,000 on the line of credit for the purchase and an additional $300,000 for the development of the unimproved land in Jefferson County. The total outstanding balance on the line of credit was $575,000 at December 31, 2000. The loan will mature on November 30, 2001.

     Commercial real estate lending entails significant additional risks compared with single-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly affected by supply and demand conditions in the market for multi-family residential units and commercial office space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In addition, church loans may depend on the congregation's voluntary contributions, which may be affected by local employment levels and other factors. To minimize the effects of these risks, the Bank generally limits commercial real estate lending to its primary market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial real estate loans. In assessing the value of such guarantees, the individual's personal financial statements, credit reports, tax returns and other financial information are reviewed.

     The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at December 31, 2000, the Bank would be permitted to invest up to $43.7 million in loans secured by commercial real estate.

     Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $4.3 million at December 31, 2000. At that date, the Bank had 570 consumer loans, with a median loan balance of approximately $5,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans was adversely classified or designated.

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

     The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 2000, the Bank had no assets classified as loss or as doubtful, $1,026,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented approximately 1.1% of its total assets and 11.7% of its tangible regulatory capital at December 31, 2000. At that date, $558,000 of its adversely classified or designated assets were primarily one- to four-family residences in its primary market area, and only one of such assets was in excess of $100,000. At December 31, 2000 the Bank had one commercial real estate loan with a balance of approximately $468,000 that was adversely classified. At December 31, 2000, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

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

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 2000, the Bank held no properties acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

     The following table sets forth information about activity in the Bank's allowance for loan losses for the periods indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              ------
                                                                        (DOLLARS IN THOUSANDS)

Balance at beginning of period..............................  $     661         $    641         $     628
Charge-offs:
    Consumer................................................        (40)              (4)              (15)
                                                                                                        --
Recoveries:
    Consumer................................................          2               --                 4
                                                              ---------         --------         ---------
Net charge-offs.............................................        (38)              (4)              (11)
                                                                                                        --
Provision for loan losses...................................         37               24                24
                                                              ---------         --------         ---------
Balance at end of period....................................  $     660         $    661         $     641
                                                              =========         ========         =========
Ratio of net charge-offs to average
  loans outstanding during the period.......................       0.06%            0.01%             0.02%
                                                              =========         ========         =========


     The following table sets forth information about the Bank's allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           AT DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                      2000                     1999                       1998
                                            --------------------------  -----------------------  -------------------------
                                                         PERCENT OF                PERCENT OF                 PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH              LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO                CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS   AMOUNT       TOTAL LOANS
                                            ------      -------------  -------    ------------  -------      ------------
                                                                         (DOLLARS IN THOUSANDS)
Loans:
One- to four-family residential...........  $     365          75.9%   $     383      76.5%      $     375       76.1%
  Commercial..............................        100          14.4           91      14.3              78       13.2
  Construction............................         35           3.6           32       4.1              37        5.9
Consumer loans............................        160           6.1          155       5.1             151        4.8
                                            ---------      ---------   ---------      ----       ---------       ----
    Total allowance for loan losses.......  $     660         100.0%   $     661     100.0%      $     641      100.0%
                                            =========         =====    =========     =====       =========      =====

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

                                                                            AT  DECEMBER  31,
                                                              --------------------------------------------
                                                               2000              1999                1998
                                                              ------            ------              ------
                                                                       (DOLLARS IN THOUSANDS)
Accruing  loans which are  contractually  past due
  90 days or more:
  Real estate loans:
    One- to four-family residential.........................  $     517         $    348         $     407
    Commercial..............................................         --               --                --
    Construction............................................         --               --                --
  Consumer loans............................................         41               29                31
                                                              ---------         --------         ---------
    Total nonperforming loans...............................  $     558         $    377         $     438
                                                              =========         ========         =========

Percentage of total loans...................................       0.79%            0.59%             0.88%
                                                              =========         ========         =========

Other nonperforming assets/1/...............................  $      --         $     71         $      --
                                                              =========         ========         =========

Total nonperforming assets..................................  $     558         $    448         $     438
                                                              =========         ========         =========

Percentage of total assets..................................      0.57%             0.48%             0.50%
                                                              ========          ========         =========

_____________
/1/ Other nonperforming assets includes property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.

     At December 31, 2000, the Bank had one additional commercial real estate loan totaling $468,000 as to which known information about possible credit problems of the borrower caused the Bank to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan, however, is well secured and the Bank does not expect to incur any loss in excess of attributable existing reserves on any of its assets.

INVESTMENT ACTIVITIES

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. In order to be a member of the FHLB of Cincinnati, the Bank is required to maintain an investment in FHLB stock.

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

     All of the Company's securities issued by municipalities or comparable governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Company regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 2000, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 2000, these securities had a weighted average coupon of 5.7% and a weighted average term to maturity of approximately 38 months. The carrying value of these securities was $681,000, or 2.8% of the investment securities of the Company at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

     The following table sets forth information about carrying values of the Company's investment securities at the dates indicated.

                                                                            AT DECEMBER 31,
                                                              --------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              ------
                                                                           (IN THOUSANDS)
Securities available for sale:
   Mortgage-backed securities...............................  $  14,374         $ 19,235         $  24,066
   U.S. government and agency securities....................      6,554            5,345             6,547
   Obligations of states and political
       subdivisions.........................................        681            1,275                --
   FHLMC preferred stock....................................      1,931            1,319             1,806
   FHLB stock...............................................        802              746               589
   Other....................................................         15               15                15

Securities held to maturity:
   Obligations of states and political
       subdivisions.........................................         --               --             2,431
                                                              ---------         --------         ---------
      Total.................................................  $  24,357         $ 27,935         $  35,454
                                                              =========         ========         =========

     The following schedule analyzes the Company's investment portfolio at December 31, 2000 by time remaining to maturity and presents the average yield for each range of maturities.


                                                                            FIVE TO          MORE THAN             TOTAL
                                  LESS THAN ONE YEAR ONE TO FIVE YEARS     TEN YEARS         TEN YEARS        INVESTMENT PORTFOLIO
                                  ------------------ -----------------  ----------------- ----------------- ------------------------
                                  CARRYING  AVERAGE  CARRYING AVERAGE   CARRYING  AVERAGE CARRYING  AVERAGE CARRYING  MARKET AVERAGE
                                   VALUE     YIELD     VALUE    YIELD     VALUE     YIELD   VALUE    YIELD    VALUE    VALUE  YIELD
                                  -------   -------  -------- -------   --------  ------- --------  ------- --------  ------ -------
                                                                                    (DOLLARS IN THOUSANDS)

Securities available for sale:
   Mortgage-backed securities.... $   --       -- %   $2,278     6.4%    $  809      6.5%  $11,287     6.1% $14,374   $14,374   6.2%
   U.S. government and agency
      securities.................  1,993      5.8      4,561     6.3         --       --        --      --    6,554     6,554   6.1
   Obligations of states and
      political subdivisions.....     --       --        422      --        259      6.0                        681       681   5.7
   FHLMC preferred stock.........     --       --         --      --         --       --     1,931    46.4    1,931     1,931  46.4
   FHLB stock....................     --       --         --      --         --       --       802     7.5      802       802   7.5
   Other.........................     --       --         --      --         --       --        15      --       15        15    --
                                 -------              ------             ------            -------         --------   -------

     Total.......................$ 1,993              $7,261             $1,068            $14,035         $24,357    $24,357
                                 =======              ======             ======            =======         =======    =======

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

     The Bank's savings deposits at December 31, 2000 were represented by the various types of savings programs listed below.

WEIGHTED
AVERAGE
INTEREST       MINIMUM                                                    MINIMUM                   PERCENTAGE OF
 RATE             TERM                 CATEGORY                            BALANCE        BALANCE    TOTAL SAVINGS
--------       --------               --------                            -------        -------    -------------

2.02%          None                 NOW accounts                          $      --      $ 8,004         9.8%
2.99           None                 Money market                              2,500        2,779         3.4
3.00           None                 Savings deposits-passbook                    --       10,295        12.6
                                                                                         -------     -------
                                         Total transaction accounts                       21,078        25.8
                                                                                         -------     -------
                                    Certificates of Deposit
                                    -----------------------

5.94           91 days              Fixed-term, fixed-rate                    2,500        4,338         5.3
5.88           6 months-Regular     Fixed-term, fixed-rate                    2,500        7,065         8.7
5.89           6 months-IRA         Fixed-term, fixed-rate                      100          340         0.4
5.95           12 months            Fixed-term, fixed-rate                    1,000        4,835         5.9
6.67           14 months            Fixed-term, fixed-rate                    1,000       19,118        23.4
5.66           18 months-Regular    Fixed-term, fixed-rate                    1,000        2,574         3.2
5.81           18 months-IRA        Fixed-term, fixed-rate                      100        5,724         7.0
5.48           30 months            Fixed-term, fixed-rate                    1,000        2,277         2.8
6.35           Jumbos               Fixed-term, fixed-rate                  100,000       14,265        17.5
                                                                                         -------       -----
                                         Total certificates of deposit                    60,536        74.2
                                                                                         -------       -----
                                            Total deposits                               $81,614       100.0%
                                                                                         =======       =====


     The following tables set forth information about the Bank's average deposit balances and rates during the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                             2000                       1999                        1998
                                      ---------------------      --------------------       ---------------------
                                      AVERAGE      AVERAGE       AVERAGE      AVERAGE       AVERAGE       AVERAGE
                                      BALANCE        RATE        BALANCE        RATE        BALANCE         RATE
                                      -------      -------       -------      -------       -------       -------
                                                                (DOLLARS IN THOUSANDS)
Escrow accounts for stock
  subscriptions..................      $      --     -- %         $     --        --%        $   1,968     3.0%
NOW accounts.....................          7,544    2.0              7,496       2.0             4,522     2.2
Money market deposits............          3,019    3.0              3,268       3.3             2,382     3.3
Savings deposits -- passbook.....         10,884    3.0             11,466       3.0             9,588     3.3
Certificates of deposit..........         55,989    6.0             51,620       5.3            39,816     4.6
                                       ---------                  --------                   ---------
    Total........................      $  77,436                  $ 73,850                   $  58,276
                                       =========                  ========                   =========

     The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.

                                                                                                                INCREASE
                                                                                                                (DECREASE)
                                           BALANCE AT                                  BALANCE AT                 FROM
                                           DECEMBER 31,     % OF          INCREASE     DECEMBER 31,     % OF    DECEMBER
                                              2000         DEPOSIT       (DECREASE)      1999         DEPOSITS   31, 1998
                                           ------------    -------       ----------    ------------   --------  ----------
                                                                         (DOLLARS IN THOUSANDS)
NOW accounts.............................. $   8,004         9.81%      $    986      $   7,018        9.50%     $     153
Money market deposit......................     2,779         3.41           (401)         3,180        4.31           (464)
Savings deposits -- passbook..............    10,295        12.61         (1,181)        11,476       15.55            870
Certificates of deposit...................    46,271        56.69          9,449         36,822       49.89          1,420
Jumbo certificates........................    14,265        17.48         (1,049)        15,314       20.75          1,996
                                           ---------       ------       --------      ---------     -------       --------
                                           $  81,614       100.00%      $  7,804      $  73,810      100.00%      $  3,975
                                           =========       ======       ========      =========      ======       ========

     The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.

                                                                            AT DECEMBER 31,
                                                              --------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              ------
                                                                            (IN THOUSANDS)
         4.00 -  5.99%......................................  $  25,093         $ 52,136         $  47,604
         6.00 -  7.99%......................................     35,443               --             1,116
                                                              ---------         --------         ---------
                                                              $  60,536         $ 52,136         $  48,720
                                                              =========         ========         =========

     The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 2000.

                                                                 AMOUNT  DUE
                                  ----------------------------------------------------------------------
                                  LESS THAN                                         AFTER
RATE                              ONE YEAR        1-2 YEARS        2-3 YEARS       3 YEARS         TOTAL
----                              --------        ---------        ---------       -------         -----
                                                                  (IN THOUSANDS)
 4.00 -  5.99%..................   $21,943         $  2,617        $   354         $  179         $ 25,093
 6.00 -  7.99%..................    32,666            2,590            162             25           35,443
                                   -------         --------        -------         ------         --------
                                   $54,609         $  5,207        $   516         $  204         $ 60,536
                                   =======         ========        =======         ======         ========


     The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2000.

                                                    CERTIFICATES
      MATURITY PERIOD                                OF DEPOSIT
      ---------------                              --------------
                                                   (IN THOUSANDS)

      Six months or less.........................  $   13,046
      Over six through 12 months.................       1,124
      Over 12 months ............................          95
                                                   ----------
            Total................................  $   14,265
                                                   ==========

     The following table sets forth information about the Bank's savings activities for the periods indicated.

                                                                             AT DECEMBER 31,
                                                              --------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              ------
                                                                            (IN THOUSANDS)
Net increase (decrease) before interest credited
  and branch purchase.......................................  $   4,025         $    897         $ (29,297)
Deposits acquired in branch purchase........................         --               --            14,909
Interest credited...........................................      3,779            3,077             2,553
                                                              ---------         --------         ---------
    Net increase (decrease) in savings deposits.............  $   7,804         $  3,974         $ (11,835)
                                                              =========         ========         =========

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

     The Bank has historically funded its lending and investment activities through deposits. During 1998, the Bank began using FHLB advances to supplement deposits. At December 31, 1999, the Company also had $3.2 million in borrowings from a commercial bank, the proceeds of which were used to finance the return of capital distribution paid to stockholders in November 1999. This unsecured borrowing matured in early 2000, at which time the Bank borrowed $3.0 million in additional FHLB advances in order to fund a distribution to the Company to repay the bank borrowing. The following sets forth selected information regarding the Company's and the Bank's short-term borrowings at the dates and for the periods indicated.

                                                                             AT DECEMBER 31,
                                                              --------------------------------------------
                                                              2000               1999                1998
                                                              -----             ------              ------
                                                                       (DOLLARS IN THOUSANDS)
Amount outstanding at end of period:
   FHLB advances............................................  $ 1,753           $ 3,767            $ 5,689
   Bank debt................................................       --             3,200                 --

Weighted average rate paid:
  FHLB advances.............................................     4.75%             4.75%              4.75%
  Bank debt.................................................       --              7.25                 --

Maximum amount outstanding at any month end:
  FHLB advances.............................................  $ 6,438          $  5,689            $ 6,000
  Bank debt.................................................    3,200             3,200                 --

Approximate average amount outstanding:
  FHLB advances.............................................  $ 4,093           $ 4,728            $ 1,181
  Bank debt.................................................      267               267                 --

Approximate weighted average rate paid:
  FHLB advances.............................................     4.88%             4.75%              4.75%
  Bank debt.................................................     7.25              7.25                 --


SUBSIDIARY ACTIVITIES

     As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of December 31, 2000 the Bank was authorized to invest up to approximately $2.9 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock. At December 31, 2000, the Bank did not have any subsidiaries.


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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy regulations will become effective in July 2001.

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

     Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act ("FDIA"), the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

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

     The FDIC's current assessment schedule for SAIF deposit insurance sets the assessment rate for well capitalized institutions with the highest supervisory ratings at zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions, such as the Bank, to meet three capital standards: (1) tangible capital equal to at least 1.5 % of total adjusted assets, (2) Tier 1 or core capital equal to at least 4.0 % of total adjusted assets (3.0% if the institution has a composite 1 CAMELS rating under the OTS examination rating system), and (3) total capital equal to at least 8.0 % of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

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

     At December 31, 2000, the Bank substantially exceeded all regulatory capital requirements.

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

     A savings institution that does not meet the Qualified Thrift Lender Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings institution. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2000, the Bank was in compliance with its Qualified Thrift Lender requirement with approximately 94% of its assets invested in Qualified Thrift Investments.

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

     Limits On Loans to One Borrower. The Bank generally is subject to the lending limits applicable to national banks. With certain limited exceptions, loans and extensions of credit outstanding to a person at one time may not exceed 15% of unimpaired capital and surplus of the Bank. The Bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. The Bank is additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The Bank is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Certain types of loans are excepted from the lending limits.

     At December 31, 2000, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $1.4 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $1.8 million. These loans were made prior to the payment of $4.2 million in dividends from the Bank to the Company in 2000 and were within the Bank's loan-to-one borrower limit at the time of origination. Management does not intend to originate any additional loans to the borrower and will allow the loans to be repaid according to their contractual agreements.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2000, the Bank had $802,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 2000, the Bank had advances outstanding of $1,753,000.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank's reserve met the minimum level required by the Federal Reserve System.

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

     Activities Restrictions. Since the Company owns only one savings institution and acquired the institution prior to May 4, 1999, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the Qualified Thrift Lender test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a Qualified Thrift Lender and were acquired in a supervised acquisition. See " --Regulation of the Bank -- Qualified Thrift Lender Test."

     Restrictions On Acquisitions. Unless the acquiror was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under Bank Holding Company

Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited nonfinancial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

     In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 2000, the Bank had approximately $170,000 of post-1987 bad debt reserves.

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

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                                                 AGE AT
                                             DECEMBER 31,
         NAME                                    2000                  TITLE
         ----                                ------------              -----

         Lonnie R. Jones                          57                   Vice-President of Operations

         Nancy L. Bryant                          57                   Vice-President and Treasurer

         Peggy G. Holston                         51                   Branch Manager and Assistant Secretary



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

EMPLOYEES

     As of December 31, 2000, the Bank had 26 full-time employees and 1 part-time employee, none of whom was represented by a collective bargaining agreement. The Bank consider its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth information about the offices of the Bank at December 31, 2000.

                                  YEAR           OWNED OR                           APPROXIMATE
                                 OPENED           LEASED          BOOK VALUE      SQUARE FOOTAGE    DEPOSITS
                                 ------          --------         ----------      --------------    --------
                                                                                                 (IN THOUSANDS)
Main Office:
  344 W. Broadway
  Newport, Tennessee              1973             Owned          $ 37,253           8,000          $ 45,300

Branch Offices:
  263 E. Broadway
  Newport, Tennessee              1960             Owned               100           5,400            20,840

  345 Cosby Highway
  Newport, Tennessee              1998             Owned           138,579           2,400            15,474

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $470,000 at December 31, 2000. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2000, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         Information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein, "Proposal I -- Election of Directors", "Voting Securities and Beneficial Ownership" and
"Section  16(a)  Beneficial   Ownership  Reporting   Compliance"  in  the  Proxy
Statement.

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

                                     PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

     (a)  EXHIBITS.  The  following  exhibits  either  are  filed  or  otherwise
          --------
furnished as part of this report or are incorporated herein by reference:

       NO.                      DESCRIPTION
       --                       -----------

       3.1*       Charter of United Tennessee Bankshares, Inc.
       3.2*       Bylaws of United Tennessee Bankshares, Inc.
       4*         Form of Stock Certificate of United Tennessee Bankshares, Inc.
      10.1**      United Tennessee Bankshares, Inc. 1999 Stock Option Plan +
      10.2**      United Tennessee Bankshares, Inc. Management Recognition Plan
                     and Trust Agreement +
      10.3(a)*    Employment  Agreements  between Newport  Federal Savings and
                     Loan Association and Richard G. Harwood, Nancy L. Bryant and Peggy B. Holston +
      10.3(b)*    Guarantee  Agreements  between  United  Tennessee  Bankshares,
                     Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy B. Holston +
      10.4*       Newport Federal Savings and Loan Association Long-Term
                     Incentive Plan +
      10.5*       Newport Federal Savings and Loan Association Deferred
                     Compensation Plan +
      13          2000 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Pugh & Company, P.C.
---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-82803).
+    Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K. The Registrant did not file any Current Reports on
         -------------------
Form 8-K during the last quarter of the fiscal year ending December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED TENNESSEE BANKSHARES, INC.


Date:  March 30, 2001                By: /s/ Richard G. Harwood
                                         ---------------------------------
                                         Richard G. Harwood
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard G. Harwood                 By:/s/ J. William Myers
    -------------------------------------     ----------------------------------
    Richard G. Harwood                        J. William Myers
    President and Chief Executive Officer     Chairman of the Board and Director
    (Director and Principal Executive,
    Financial and Accounting Officer)

Date:   March 30, 2001                        Date:  March 30, 2001


By: /s/ Tommy C. Bible                     By:/s/ Ben W. Hooper, III
    -------------------------------------     ----------------------------------
    Tommy C. Bible                            Ben W. Hooper, III
    Director                                  Director

Date:   March 30, 2001                        Date:  March 30, 2001


By: /s/ William B. Henry                   By:/s/ Robert D. Self
    -------------------------------------     ----------------------------------
    William B. Henry                          Robert D. Self
    Director                                  Director

Date:   March 30, 2001                        Date:  March 30, 2001


By: /s/ Robert L. Overholt
    -------------------------------------
    Robert L. Overholt
    Director

Date:   March 30, 2001