Form 10QSB
period 2001-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2001-05-15
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                          62-1710108
----------------------------------                           -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


  344 Broadway, Newport, Tennessee                                 37821
------------------------------------                             -----------
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

                                    CONTENTS
                                    --------

PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition as of
              March 31, 2001 (Unaudited) and December 31, 2000              3

              Consolidated Statements of Income for the Three-Month
              Periods Ended March 31, 2001 and 2000 (Unaudited)             4

              Consolidated Statements of Comprehensive Income (Loss)
              for the Three-Month Periods Ended March 31, 2001
              and 2000 (Unaudited)                                          5

              Consolidated Statement of Changes in Shareholders' Equity
              for the Three-Month Period Ended March 31, 2001 (Unaudited)   6

              Consolidated Statements of Cash Flows for the Three-Month
              Periods Ended March 31, 2001 and 2000 (Unaudited)             7-8

              Notes to Consolidated Financial Statements for the
              Three-Month Periods Ended March 31, 2001 and 2000
              (Unaudited)                                                   9-11

     Item 2.  Management's Discussion and Analysis or Plan of Operation    12-16


PART II.  OTHER INFORMATION
          -----------------

     Item 1.  Legal Proceedings                                           17

     Item 2.  Changes in Securities and Use of Proceeds                   17

     Item 3.  Defaults upon Senior Securities                             17

     Item 4.  Submission of Matters to a Vote of Security Holders         17

     Item 5.  Other Information                                           17

     Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                                18

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             March 31,
                                                                                2001              December 31,
                                                                             (Unaudited)             2000
                                                                            -------------          ----------
                                                                                       (In thousands)
                                                                            ---------------------------------
                                  Assets
Cash and amounts due from depository institutions                           $     4,519            $   3,067
Investment securities available for sale, at fair value                          24,130               24,357
Loans receivable, net                                                            69,613               68,878
Premises and equipment, net                                                         467                  470
Accrued interest receivable                                                         547                  603
Goodwill, net of amortization                                                     1,013                1,033
Prepaid expenses and other assets                                                    36                  145
                                                                            -----------            ---------

Total assets                                                                $   100,325            $  98,553
                                                                            ===========            =========


                          Liabilities and Equity
Liabilities:
 Deposits                                                                   $    83,632            $  81,614
 Advances from Federal Home Loan Bank                                             1,234                1,753
 Accrued interest payable                                                           253                  300
 Accrued income taxes                                                                22                    0
 Deferred income taxes                                                              874                  841
 Accrued benefit plan liabilities                                                   421                  643
 Other liabilities                                                                   36                   72
                                                                            -----------            ---------

  Total liabilities                                                              86,472               85,223
                                                                            -----------            ---------



Shareholders' equity:
 Common stock - No par value, authorized 20,000,000 shares;
   issued and outstanding 1,382,013 shares in 2001 and 2000                      13,091               13,091
 Unearned compensation - ESOP                                                      (727)                (843)
 Shares in grantor trust - contra account                                          (183)                (183)
 Shares in MRP plan - contra account                                               (221)                (390)
 Shares in stock option plan trusts - contra account                             (1,657)              (1,657)
 Retained earnings                                                                2,323                2,139
 Accumulated other comprehensive income                                           1,227                1,173
                                                                            -----------            ---------
  Total shareholders' equity                                                     13,853               13,330
                                                                            -----------            ---------

Total liabilities and equity                                                $   100,325            $  98,553
                                                                            ===========            =========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   (In Thousands Except
                                                                                  per Share Information)
                                                                               -------------------------
                                                                                   Three Months Ended
                                                                               -------------------------
                                                                                        March 31,
                                                                               -------------------------
                                                                                  2001            2000
                                                                               (Unaudited)    (Unaudited)
                                                                               ----------    -----------
Interest income:
 Loans                                                                         $  1,472       $   1,280
 Investment securities                                                              363             397
 Other interest-earning assets                                                       26              24
                                                                               --------       ---------
  Total interest income                                                           1,861           1,701
                                                                               --------       ---------

Interest expense:
 Deposits                                                                         1,035             827
 Advances from Federal Home Loan Bank and note payable                               19              89
                                                                               --------       ---------
  Total interest expense                                                          1,054             916
                                                                               --------       ---------

Net interest income                                                                 807             785

Provision for loan losses                                                            12               7
                                                                               --------       ---------
Net interest income after provision for loan losses                                 795             778
                                                                               --------       ---------

Noninterest income:
 Deposit account service charges                                                     55              46
 Loan service charges and fees                                                       32              28
 Net gain (loss) on sales of investment
  securities available for sale                                                       5               1
 Other                                                                                9               4
                                                                               --------       ---------
  Total noninterest income                                                          101              79
                                                                               --------       ---------

Noninterest expense:
 Compensation and benefits                                                          310             288
 Occupancy and equipment                                                             65              50
 Federal deposit insurance premiums                                                  12              12
 Data processing fees                                                                49              43
 Advertising and promotion                                                           23              18
 Amortization                                                                        20              20
 Other                                                                              133             131
                                                                               --------       ---------
  Total noninterest expense                                                         612             562
                                                                               --------       ---------

Income before income taxes                                                          284             295

Income taxes                                                                        100             120
                                                                               --------       ---------

Net income                                                                     $    184       $     175
                                                                               ========       =========
Earnings per share
 Basic                                                                         $   0.13       $    0.13
                                                                               ========       =========
 Diluted                                                                       $   0.13       $    0.13
                                                                               ========       =========

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                                   2001            2000
                                                                               ------------------------------
                                                                               (Unaudited - in thousands)
Net income                                                                      $    184          $   175
                                                                                --------          -------
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities                                   92             (159)
 Reclassification adjustment for gains\losses
  included in net income                                                              (5)              (1)
 Income taxes related to unrealized
  gains\losses on investment securities                                              (33)              61
                                                                                --------          -------
Other comprehensive income (loss), net of tax                                         54              (99)
                                                                                --------          -------
Comprehensive income (loss)                                                     $    238          $    76
                                                                                ========          =======






   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001


                                                        Shares in              Shares in
                                                         Grantor   Shares in   Stock Option             Accumulated
                                            Unearned     Trust -   MRP Plan -    Plan -                    Other         Total
                                Common   Compensation   Contra      Contra      Contra       Retained   Comprehensive Shareholders'
                                 Stock       ESOP       Account    Account     Account       Earnings      Income        Equity
                               --------   ------------  ---------- ---------  -------------  ---------  ------------- -------------
                                                                   (Unaudited -- in Thousands)
Balances, beginning of period    $ 13,091   $  (843)     $ (183)   $  (390)    $ (1,657)     $ 2,139     $ 1,173        $ 13,330

Net income                              -         -           -          -                       184           -             184
Issuance of shares of common
stock pursuant to MRP plan              -         -           -        169            -            -           -             169


Other comprehensive income              -         -           -          -            -            -          54              54


Payment on ESOP loan principal          -       116           -          -                         -           -             116
                                 --------   -------   ---------    -------     --------      --------    --------       --------
Balances, end of period          $ 13,091   $  (727)  $    (183)   $  (221)    $ (1,657)     $  2,323    $  1,227       $ 13,853
                                 ========   =======   =========    =======     ========      ========    ========       ========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                         2001                2000
                                                                                     -------------------------------
                                                                                        (Unaudited - in thousands)
Operating Activities:
 Net income                                                                          $     184             $    175
                                                                                     ---------              -------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                12                    7
   Depreciation                                                                             15                   14
   Amortization of goodwill                                                                 20                   20
   Net (gain) loss on sales of foreclosed real estate                                        -                    -
   Federal home loan bank stock dividends                                                  (14)                   -
   Net (gain) loss on sales of investment securities                                         -                    -
    available for sale                                                                      (5)                   1
   (Increase) Decrease in:
    Accrued interest receivable                                                             56                  (42)
    Other assets                                                                           109                  134
   Increase (Decrease) in:
    Accrued interest payable                                                               (47)                  (9)
    Accrued income taxes                                                                    22                   80
    Accrued benefit plan liabilities                                                      (222)                (234)
    Other liabilities                                                                      (36)                 (31)
                                                                                     ---------              -------
     Total adjustments                                                                     (90)                 (60)
                                                                                     ---------              -------
Net cash provided by operating activities                                                   94                  115
                                                                                     ---------              -------

Investing Activities:
 Purchases of investment securities available for sale                                  (3,049)              (1,474)
 Proceeds from calls and maturities of investment securities
  available for sale                                                                     1,663                    -
 Principal payments received on investment securities
  available for sale                                                                     1,216                1,238
 Proceeds from sales of investment securities
  available for sale                                                                       502                1,001
 Net increase in loans                                                                    (747)              (1,532)
 Purchases of premises and equipment, net                                                  (12)                   -
                                                                                     ---------              -------
Net cash provided by (used in) investing activities                                       (426)             $  (767)
                                                                                     ---------              -------

    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                                                                                       Three Months Ended March 31,
                                                                                     --------------------------------
                                                                                          2001                 2000
                                                                                     --------------------------------
                                                                                        (Unaudited - in thousands)
Financing Activities:
 Dividends paid                                                                       $       -            $       -
 Net increase (decrease) in deposits                                                      2,018                3,224
 Issuance of common stock for MRP plan                                                      169                  155
 Payment on ESOP loan and release of shares                                                 116                  116
 Repayment of advances from Federal Home Loan Bank                                        ( 519)                (494)
 Repayment of note payable                                                                    -               (3,200)
 Proceeds from advances from Federal Home Loan Bank                                           -                3,000
                                                                                      ---------            ---------

Net cash provided by (used in) financing activities                                       1,785                2,801
                                                                                      ---------            ---------

Net increase (decrease) in cash and cash equivalents                                      1,452                2,149

Cash and cash equivalents, beginning of period                                            3,067                2,387
                                                                                      ---------            ---------

Cash and cash equivalents, end of period                                              $   4,519            $   4,536
                                                                                      =========            =========

Supplementary disclosures of cash flow information: Cash paid during the period for:
 Interest                                                                             $   1,101            $     925
 Income taxes                                                                         $       -            $      40

  Change in unrealized gain\loss on investment securities
   available for sale                                                                 $      87            $   (160)
  Change in deferred income taxes associated with
   unrealized gain\loss on investment securities available
   for sale                                                                           $      33            $    (61)
  Change in net unrealized gain\loss on investment
   securities available for sale                                                      $      54            $    (99)



    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 and 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

United Tennessee Bankshares, Inc. ("Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Newport Federal Savings and Loan Association ("Association"), in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. The Company had no assets or operations prior to the conversion. On January 1, 1998, the Association converted from a mutual savings association to a capital stock savings bank, changed its name to Newport Federal Bank ("Bank"), and was simultaneously acquired by its holding company, United Tennessee Bankshares, Inc.

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

Earnings Per Share Have Been Computed Based On the Following:

                                                                                                 Period Ended March 31,
                                                                                            -------------------------------
                                                                                                 2001               2000
                                                                                            ------------        -----------
Average number of shares outstanding                                                           1,382,013          1,382,013
Effect of dilutive options                                                                           -0-              9,856
                                                                                            ------------        -----------
Average number of shares outstanding used
 to calculate diluted earnings per share                                                       1,382,013          1,391,869
                                                                                            ============        ===========

NOTE 3 - CONSOLIDATED STATEMENT OF  COMPREHENSIVE INCOME

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


NOTE 4 - MANAGEMENT RECOGNITION PLAN

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of March 31, 2001 (50,845 shares as of March 31, 2000) of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned. Activity in the MRP plan is as follows:

                                                                                                 Period Ended March 31,
                                                                                           ------------------------------------
                                                                                                2001                2000
                                                                                           ---------------     ----------------
         Accrued Liability Balance at Beginning of Period                                  $      152,895      $       142,595
         Amount Charged to Expense                                                                 40,259               39,731
         Less Cost of Shares Issued                                                              (168,887)            (155,559)
                                                                                           --------------      ---------------
         Accrued Liability Balance at End of Period                                        $       24,267      $        26,767
                                                                                           ==============      ===============

The Company held 18,056 shares as of March 31, 2001 (32,772 shares as of March 31, 2000) of its common stock in trust at a net cost of $221,006 as of March 31, 2001 ($400,915 as of March 31, 2000). A contra-equity account has been established to reflect the cost of such shares held in trust.


NOTE 5 - STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. Stock options awarded totaled 205,869 and 196,061 as of March 31, 2001 and 2000 respectively.

The Company has repurchased 188,422 shares as of March 31, 2001 (139,293 shares as of March 31, 2000) of its common stock which are being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts. The Company intends to utilize dividends received to continue to purchase shares of its common stock to be placed in the stock option trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would not have been significantly affected.


NOTE 6 - IMPROVEMENT PLAN FOR MAIN OFFICE FACILITY

The Company's board of directors recently approved a plan to improve the existing main office facilities. Total cost of the project is estimated to be approximately $1,000,000.


NOTE 7 - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

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

Comparison of Financial Condition at March 31, 2001 and December 31, 1999

Total assets increased from December 31, 2000 to March 31, 2001 by $1.7 million, or 1.8%, from $98.6 million at December 31, 2000 to $100.3 million at March 31, 2001. The increase in assets was principally the result of an increase in loans receivable, and from an increase in the amount of cash and amounts due from depository institutions.

Loans receivable increased from December 31, 2000 to March 31, 2001 as originations exceeded repayments for the period by approximately $735,000. Our market area has experienced an increase in lending activity during this period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 2001 and December 31, 2000, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                             March 31, 2001                   December 31, 2000
                                                         ----------------------              --------------------
                                                                            (Dollars in Thousands)
                                                           Amount       Percent              Amount       Percent
                                                         --------       -------              ------       -------
Type of Loan:
------------
Real estate loans:
  One- to four-family residential                         $ 53,741      74.3%               $ 53,782      75.9%
  Commercial                                                10,052      13.9%                 10,229      14.4%
  Construction                                               3,079       4.3%                  2,589       3.6%

Consumer loans:
  Automobile                                                 1,488       2.1%                  1,402       2.0%
  Loans to depositors, secured by deposits                   1,135       1.6%                  1,250       1.8%
  Home equity and second mortgage                              219       0.3%                    227       0.3%
  Other                                                      2,561       3.5%                  1,415       2.0%
                                                         -------------------                 ------------------
                                                            72,275     100.0%                 70,894     100.0%
                                                                       =====                             =====

Less:
  Loans in process                                           1,655                             1,030
  Deferred fees and discounts                                  337                               326
  Allowance for loan losses                                    670                               660
                                                         ---------                          --------
    Total                                                 $ 69,613                          $ 68,878
                                                         =========                          ========


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

                                                            Three                    Three
                                                         Months Ended             Months Ended
                                                        March 31, 2001           March 31, 2000
                                                        --------------           --------------
                                                                    (In Thousands)
Balance at beginning of period                               $660                     $661
                                                             ----                     ----
Charge-offs:
  Consumer                                                     (2)                      (2)
Recoveries:
  Consumer                                                      0                        4
                                                             ----                     ----
Net Charge-offs                                                (2)                       2
Provision for loan losses                                      12                        7
                                                             ----                     ----
Balance at end of period                                     $670                     $670
                                                             ====                     ====

     The following table sets forth information about our nonperforming assets at the dates indicated.

                                                        March 31, 2001           March 31, 2000
                                                      -------------------      -------------------
                                                                    (In Thousands)
Nonaccrual Loans                                           $   0                    $   0
Accruing loans which are contractually past due
90 days or more:
 Real Estate:
  One- to four-family residential                            441                      344
  Commercial                                                 226                      488
  Consumer                                                    29                        6
                                                            ----                     ----
Total                                                       $696                     $838
                                                            ====                     ====

At March 31, 2001, the Bank had one additional commercial real estate loan totalling $467,000 ($468,000 at December 31, 2000) as to which known information about possible credit problems of borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan, however, is well secured and we do not expect to incur any loss in excess of attributable existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the three months ended March 31, 2001, the Company's liabilities increased by $1.2 million, or 1.5%, in order to fund asset growth. Total deposits increased $2.0 million or 2.5% from $81.6 million at December 31, 2000 to $83.6 million at March 31, 2001. Advances from the Federal Home Loan Bank decreased 29.6%, from $1.7 million at December 31, 2000 to $1.2 million at March 31, 2001. Our shareholders' equity increased $523,000 from $13.3 million at December 31, 2000 to $13.9 million at March 31, 2001. The increase was due to $184,000 of net income, payment of approximately $116,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $169,000, and a $54,000 increase in our net unrealized gain on investment securities.

Discussion of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Our net income for the three months ended March 31, 2001 was $184,000, a $9,000, or 5.1% increase from the $175,000 we earned during the three months ended March 31, 2000. Basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000 were each $0.13. Basic average shares outstanding for both periods was 1,382,013 shares. Average potential dilutive shares outstanding were -0- and 9,856, respectively.

Interest income increased $160,000, or 9.4%, from $1.70 million for the three months ended March 31, 2000 to $1.86 million for the three months ended March 31, 2001. The increase in interest income was due to interest on loans, which increased $192,000, or 15.0%, due to an increase in the average outstanding balance of the loan portfolio. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities of $34,000.

Interest expense on deposits increased $208,000 primarily due to the increase in average balance of deposits. This increase was partially offset by a decrease in interest expense on advances from the Federal Home Loan Bank. The Company incurred $19,000 in interest expense on advances from the Federal Home Loan Bank compared to $89,000 in the prior-year period.

Net interest income increased $22,000, or 2.8%, between the periods as the increase in total interest income exceeded the increase in total interest expense. The Company's net interest margin narrowed slightly to 3.44% for the three months ended March 31, 2001 compared to 3.45% for the comparable period of 2000.

Noninterest income increased $22,000 from $79,000 for the three months ended March 31, 2000 to $101,000 for the three months ended March 31, 2001. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the period and the restructuring of our deposit fees. Loan service charges and fees also increased as loan originations increased slightly during the three-month period ended March 31, 2001.

Noninterest expenses increased $50,000 from $562,000 for the three months ended March 31, 2000 to $612,000 for the three months ended March 31, 2001. Compensation and benefits expense increased $22,000 from $288,000 for the three months ended March 31, 2000 to $310,000 for the three months ended March 31, 2001 due to the addition of personnel and normal salary increases. Occupancy and equipment expense increased $15,000 to $65,000 for the three months ended March 31, 2001 from $50,000 for the same period in 2000.

Our effective tax rates for the three months ended March 31, 2001 and 2000 were 35.2% and 40.7%, respectively. The lower effective tax rate is due to an increase in our tax-exempt investment securities in 2001 compared to 2000 and an adjustment of our deferred tax liabilities in 2001 in accordance with FASB Statement No. 109.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 2001 and December 31, 2000, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both March 31, 2001 and December 31, 2000.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

         The following exhibits are filed as a part of this report:

         3.1(1)     Charter of United Tennessee Bankshares, Inc.

         3.2(1)     Bylaws of United Tennessee Bankshares, Inc.

         4(1)       Form of Stock Certificate of United Tennessee Bankshares,
                    Inc.

         10.1(2)    United Tennessee Bankshares, Inc. 1999 Stock Option Plan

         10.2(2)    United Tennessee Bankshares, Inc. Management Recognition
                    Plan

         10.3(a)(1) Employment  Agreements  between Newport Federal Savings and
                    Loan Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston

         10.3(b)(1) Forms of Guarantee Agreements between United Tennessee
                    Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston

         10.4(1) Newport Federal Savings and Loan Association Long-Term Incentive Plan

         10.5(1) Newport Federal Savings and Loan Association Deferred Compensation Plan

---------------
(1) Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

(2) Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form S-8, File No. 333-82803.

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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date: May 15, 2001                 /s/ Richard G. Harwood
                                   ---------------------------------------------
                                   Richard G. Harwood
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative and
                                   Principal Financial and Accounting Officer)