Form 10QSB
period 2001-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2001-08-14
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                               62-1710108
----------------------------------                             -----------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


344 Broadway, Newport, Tennessee                                          37821
--------------------------------                                         -------
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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,345,713
                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

                                    CONTENTS
                                    --------


PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  June 30, 2001 (Unaudited) and December 31, 2000..............3

                  Consolidated Statements of Income for the Three-Month and Six-Month Periods Ended June 30, 2001 and 2000 (Unaudited)...4

                  Consolidated Statements of Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2001
                  and 2000 (Unaudited).........................................5

                  Consolidated Statement of Changes in Shareholders' Equity for
                  the Six-Month Period Ended June 30, 2001 (Unaudited).........6

                  Consolidated Statements of Cash Flows for the Six-Month
                  Periods Ended June 30, 2001 and 2000 (Unaudited)...........7-8

                  Notes to Consolidated Financial Statements for the Six-Month
                  Periods Ended June 30, 2001 and 2000 (Unaudited)..........9-11

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation................................................12-17


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings...........................................18

         Item 2.  Changes in Securities and Use of Proceeds...................18

         Item 3.  Defaults upon Senior Securities.............................18

         Item 4.  Submission of Matters to a Vote of Security Holders.........18

         Item 5.  Other Information...........................................18

         Item 6.  Exhibits and Reports on Form 8-K............................18

SIGNATURES....................................................................19

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                                                                  June 30,
                                                                                    2001             December 31,
                                                                                (Unaudited)              2000
                                                                            ---------------------- -------------------
                                                                                         (in thousands)
                                   Assets
Cash and amounts due from depository institutions                                     $    4,263           $    3,067
Investment securities available for sale, at fair value                                   24,530               24,357
Loans receivable, net                                                                     69,924               68,878
Premises and equipment, net                                                                  504                  470
Foreclosed real estate - held for sale                                                        59                    0
Accrued interest receivable                                                                  593                  603
Goodwill, net of amortization                                                                993                1,033
Prepaid expenses and other assets                                                             30                  145
                                                                            ----------------------- ------------------
Total assets                                                                         $   100,896          $    98,553
                                                                            ======================= ==================
                           Liabilities and Equity
Liabilities:
 Deposits                                                                            $    84,994          $    81,614
 Advances from Federal Home Loan Bank                                                        710                1,753
 Accrued interest payable                                                                    214                  300
 Accrued income taxes                                                                         37                    0
 Deferred income taxes                                                                       909                  841
 Accrued benefit plan liabilities                                                            519                  643
 Other liabilities                                                                            22                   72
                                                                            ----------------------- ------------------
  Total liabilities                                                                       87,405               85,223
                                                                            ----------------------- ------------------
Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,345,713 shares (1,382,013 in 2000)                            12,762               13,091
 Unearned compensation - ESOP                                                             ( 679)               ( 843)
 Shares in grantor trust - contra account                                                 ( 183)               ( 183)
 Shares in MRP plan - contra account                                                      ( 221)               ( 390)
 Shares in stock option plan trusts - contra account                                    ( 1,657)             ( 1,657)
 Retained earnings                                                                         2,185                2,139
 Accumulated other comprehensive income                                                    1,284                1,173
                                                                            ----------------------- ------------------
  Total shareholders' equity                                                              13,491               13,330
                                                                            ----------------------- ------------------
Total liabilities and equity                                                         $   100,896          $    98,553
                                                                            ======================= ==================


   The accompanying notes are an integral part of these financial statements.


                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                                      (In Thousands Except                (In Thousands Except
                                                                     per Share Information)              per Share Information)
                                                               -----------------------------------  --------------------------------
                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                               -----------------------------------  --------------------------------
                                                                    2001               2000              2001              2000
                                                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
                                                               ----------------   ----------------  ----------------  --------------
Interest income:
 Loans                                                         $         1,487    $         1,341   $         2,959   $        2,621
 Investment securities                                                     356                442               719              839
 Other interest-earning assets                                              29                 55                53               29
                                                               ----------------   ----------------  ----------------  --------------
   Total interest income                                                 1,872              1,812             3,733            3,513
                                                               ----------------   ----------------  ----------------  --------------
Interest expense:
 Deposits                                                                  947                906             1,982            1,733
 Advances from Federal Home Loan Bank
  and note payable                                                          12                 87                31              176
                                                               ----------------   ----------------  ----------------  --------------
   Total interest expense                                                  959                993             2,013            1,909
                                                               ----------------   ----------------  ----------------  --------------
Net interest income                                                        913                819             1,720            1,604

Provision for loan losses                                                   16                  9                28               16
                                                               ----------------   ----------------  ----------------  --------------
Net interest income after provision for loan losses                        897                810             1,692            1,588
                                                               ----------------   ----------------  ----------------  --------------
Noninterest income:
 Deposit account service charges                                            68                 46               123               92
 Loan service charges and fees                                              29                 29                61               57
 Net gain (loss) on sales of investment
  securities available for sale                                             (2)                 0                 3                0
 Other                                                                      12                  0                21                5
                                                               ----------------   ----------------  ----------------  --------------
   Total noninterest income                                                107                 75               208              154
                                                               ----------------   ----------------  ----------------  --------------
Noninterest expense:
 Compensation and benefits                                                 278                240               588              528
 Occupancy and equipment                                                    37                 51               102              101
 Federal deposit insurance premiums                                         12                 12                24               24
 Data processing fees                                                       62                 53               110               96
 Advertising and promotion                                                  24                 16                47               34
 Amortization                                                               20                 20                40               40
 Other                                                                     134                134               268              265
                                                               ----------------   ----------------  ----------------  --------------
   Total noninterest expense                                               567                526             1,179            1,088
                                                               ----------------   ----------------  ----------------  --------------
Income before income taxes                                                 437                359               721              654

Income taxes                                                               160                131               260              251
                                                               ----------------   ----------------  ----------------  --------------
Net income                                                     $           277    $           228   $           461   $          403
                                                               ================   ================  ================  ==============
Earnings per share:
 Basic                                                         $          0.21    $          0.16   $          0.34   $         0.29
                                                               ================   ================  ================  ==============
 Diluted                                                       $          0.21    $          0.16   $          0.34   $         0.29
                                                               ================   ================  ================  ==============

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000







                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                              2001             2000              2001               2000
                                                         ---------------  ----------------  ----------------   ----------------
                                                            (Unaudited - in Thousands)          (Unaudited - in Thousands)
                                                         ---------------------------------  -----------------------------------
Net income                                                    $    277          $    228         $     461          $     403
                                                         ---------------  ----------------  ----------------   ----------------
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities                  90              (34)               182              (195)
 Reclassification adjustment for gains\losses
  included in net income                                              2                 8               (3)                  9
 Income taxes related to unrealized
  gains\losses on investment securities                            (35)                 9              (68)                 70
                                                         ---------------  ----------------  ----------------   ----------------
   Other comprehensive income (loss), net of tax                     57              (17)               111              (116)
                                                         ---------------  ----------------  ----------------   ----------------
Comprehensive income                                          $    334          $    211         $     572          $     287
                                                         ===============  ================  ================   ================

















   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001







                                                        Shares in
                                                        Grantor   Shares in     Shares in                Accumulated
                                           Unearned     Trust -   MRP Plan -  Stock Option                  Other         Total
                               Common    Compensation   Contra     Contra     Plan - Contra  Retained   Comprehensive  Shareholders'
                               Stock         ESOP       Account    Account       Account     Earnings      Income         Equity
                              ----------- ------------- ---------- ----------- -------------- ---------- -------------- ------------
                                                                    (Unaudited - in Thousands)
Balances, beginning
of period                     $ 13,091    $     (843)   $    (183) $    (390)  $  (1,657)     $ 2,139    $    1,173     $   13,330

Net income                                                                                        461                          461

Issuance of shares of common
 stock pursuant to MRP plan                                              169                                                   169

Other comprehensive                                                                                             111            111
 income (loss)

Payment on ESOP loan                             164                                                                           164
principal


Dividends paid                                                                                   (415)                        (415)

Repurchase and retirement
of 36,300 shares of Common Stock  (329)                                                                                       (329)
                              ----------- ------------- ---------- ----------- -------------- ---------- -------------- ------------
Balances, end of period       $ 12,762    $     (679)   $    (183) $    (221)  $  (1,657)     $ 2,185    $    1,284     $   13,491
                              =========== ============= ========== =========== ============== ========== ============== ============















   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


                                                                                                     Six Months Ended
                                                                                         ------------------------------------------
                                                                                                          June 30
                                                                                         ------------------------------------------
                                                                                                 2001                  2000
                                                                                         --------------------  --------------------
                                                                                                (Unaudited - in Thousands)
Operating Activities:
 Net income                                                                                        $     461             $     403
                                                                                         --------------------  --------------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for loan losses                                                                              28                    16
   Depreciation                                                                                           30                    29
   Amortization of goodwill                                                                               40                    40
   Federal home loan bank stock dividends                                                                (29)                  (27)
   Net (gain) loss on sales of investment securities
    available for sale                                                                                    (3)                    9
   Deferred income taxes (benefit)                                                                         1                    (1)
   (Increase) Decrease in:
    Accrued interest receivable                                                                           10                   (92)
    Other assets                                                                                         115                    74
   Increase (Decrease) in:
    Accrued interest payable                                                                             (86)                   15
    Accrued income taxes                                                                                  37                     0
    Accrued benefit plan liabilities                                                                    (124)                 (105)
    Other liabilities                                                                                    (50)                  (52)
                                                                                         --------------------  --------------------
     Total adjustments                                                                                   (31)                  (94)
                                                                                         --------------------  --------------------
Net cash provided by operating activities                                                                430                   309
                                                                                         --------------------  --------------------

Investing Activities:
 Purchases of investment securities available for sale                                                (5,500)               (2,474)
 Proceeds from maturities of investment securities
  available for sale                                                                                   2,823                     0
 Principal payments received on investment securities
  available for sale                                                                                   2,212                 2,443
 Proceeds from sales of investment securities
  available for sale                                                                                     502                 1,493
 Net increase in loans                                                                                (1,133)               (3,916)
 Purchases of plant and equipment, net                                                                   (64)                   (1)
                                                                                         --------------------  --------------------
Net cash used in investing activities                                                                 (1,160)               (2,455)
                                                                                         --------------------  --------------------






   The accompanying notes are an integral part of these financial statements.


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                                                                     Six Months Ended
                                                                                         ------------------------------------------
                                                                                                         June 30,
                                                                                         ------------------------------------------
                                                                                                2001                  2000
                                                                                         --------------------  --------------------
                                                                                                 (Unaudited - in Thousands)
Financing Activities:
 Dividends paid                                                                                        ( 415)                 (415)
 Net increase (decrease) in deposits                                                                   3,380                 3,179
 Repurchase and retirement of common stock                                                              (329)                    0
 Issuance of common stock for MRP plan                                                                   169                   155
 Payment on ESOP loan and release of shares                                                              164                   162
 Repayment of advances from Federal Home Loan Bank                                                    (1,043)                 (995)
 Repayment of note payable                                                                                 0                (3,200)
 Proceeds from advances from Federal Home Loan Bank                                                        0                 3,000
                                                                                         --------------------  --------------------
Net cash provided by (used in) financing activities                                                    1,926                 1,886
                                                                                         --------------------  --------------------

Net increase (decrease) in cash and cash equivalents                                                   1,196                  (260)

Cash and cash equivalents, beginning of period                                                         3,067                 2,387
                                                                                         --------------------  --------------------
Cash and cash equivalents, end of period                                                          $    4,263            $    2,127
                                                                                         ====================  ====================

Supplementary disclosures of cash flow information:  Cash paid during the period for:
 Interest                                                                                         $   2,099             $    1,894
 Income taxes                                                                                     $     223             $      252

Supplementary disclosures of noncash investing activities:
  Sale of foreclosed real estate
    by origination of mortgage loans                                                              $       0             $        0
  Acquisition of foreclosed real estate                                                           $      59             $       85
  Change in unrealized gain\loss on investment securities
   available for sale                                                                             $     179             $     (186)
  Change in deferred income taxes associated with
   unrealized gain\loss on investment securities available
   for sale                                                                                       $      68             $      (70)
  Change in net unrealized gain\loss on investment
   securities available for sale                                                                  $     111             $     (116)




    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)




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

Earning per share have been computed based on the following:

                                                                 Three Months Ended               Six Months Ended
                                                           -------------------------------   ----------------------------
                                                                      June 30,                        June 30,
                                                           -------------------------------   ----------------------------
                                                                2001           2000              2001          2000
                                                           -------------- ----------------   ------------- --------------
Average number of shares outstanding                            1,345,713       1,382,013        1,372,888     1,382,013
Effect of dilutive options                                              0           4,763                0         4,763
                                                           -------------- ----------------   ------------- --------------
Average number of shares outstanding used
   to calculate earnings per share                               1,345,713      1,386,776        1,372,888     1,386,776
                                                           ============== ================   ============= ==============

Note 3 - Comprehensive Income

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.

Note 4 - Management Recognition Plan

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of June 30, 2001 (50,845 shares as of June 30, 2000) of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned. Activity in the MRP plan is as follows:

                                                                                                  Period Ended June 30,
                                                                                           ------------------------------------
                                                                                                2001                2000
                                                                                           ---------------     ----------------
         Accrued Liability Balance at Beginning of Period                               $        152,895    $         142,595
         Amount Charged to Expense                                                                81,575               79,463
         Less Cost of Shares Issued                                                             (168,887)            (155,559)
                                                                                           ---------------     ----------------
         Accrued Liability Balance at End of Period                                     $         65,583    $          66,499
                                                                                           ===============     ================

The Company held 18,056 shares as of June 30, 2001 (32,772 shares as of June 30,
2000) of its common stock in trust at a net cost of $221,006 as of June 30, 2001 ($400,915 as of June 30, 2000). A contra-equity account has been established to reflect the cost of such shares held in trust.

Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. Stock options awarded totaled 205,869 and 196,061 as of June 30, 2001 and 2000 respectively.

The Company has repurchased 188,422 shares as of June 30, 2001 (168,027 shares as of June 30, 2000) of its common stock, which are being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts. The Company intends to utilize dividends received to continue to purchase shares of its common stock to be placed in the stock option trusts.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets increased from December 31, 2000 to June 30, 2001 by $2.3 million, or 2.4%, from $98.6 million at December 31, 2000 to $100.9 million at June 30, 2001. The increase in assets was principally the result of an increase in loans receivable and cash and amounts due from depository institutions. Cash and amounts due increased by $1.2 million as a result of an increase in overnight deposits held at the Federal Home Loan Bank.

Loans receivable increased from December 31, 2000 to June 30, 2001 as originations exceeded repayments for the period by approximately $1.0 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2001 and December 31, 2000, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                        June 30, 2001                December 31, 2000
                                                              ---------------------------     -------------------------
                                                                               (Dollars in Thousands)
                                                              ---------------------------------------------------------
                                                                     Amount       Percent            Amount     Percent
                                                                     ------       -------            ------     -------
Type of Loan:
Real estate loans:
   One- to four-family residential                           $       54,501        74.5%     $      53,782       75.9%
   Commercial                                                         9,537        13.0%            10,229       14.4%
   Construction                                                       3,900         5.3%             2,589        3.6%

Consumer loans:
   Automobile                                                         1,418         1.9%             1,402        2.0%
   Loans to depositors, secured by deposits                           1,189         1.6%             1,250        1.8%
   Home equity and second mortgage                                      187         0.3%               227        0.3%
   Other                                                              2,466         3.4%             1,415        2.0%
                                                              ---------------------------     -------------------------
                                                                     73,198         100%            70,894        100%
                                                              -------------==============     ------------=============
Less:
   Loans in process                                                   2,240                          1,030
   Deferred fees and discounts                                          350                            326
   Allowance for loan losses                                            684                            660
                                                              --------------                  -------------
     Total                                                   $       69,924                  $      68,878
                                                              ==============                  =============

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

                                                               Six                      Six
                                                           Months Ended             Months Ended
                                                          June 30, 2001            June 30, 2000
                                                        -------------------      -------------------
                                                                      (In Thousands)
Balance at beginning of period                         $               660      $               661
                                                        -------------------      -------------------
Charge-offs:
  Consumer                                                              (4)                     (15)
Recoveries:
  Consumer                                                               0                        4
                                                        -------------------      -------------------
Net Charge-offs                                                         (4)                     (11)
Provision for loan losses                                               28                       16
                                                        -------------------      -------------------
Balance at end of period                               $              $684      $              $666
                                                        ===================      ===================

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                          June 30, 2001            June 30, 2000
                                                        -------------------      -------------------
                                                                      (In Thousands)
Nonaccrual Loans                                        $                0       $                0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
One- to four-family residential                                        388                      358
Commercial                                                              36                      101
Consumer                                                                47                       19
                                                        -------------------      -------------------
Total                                                  $              $471      $              $478
                                                        ===================      ===================

At June 30, 2001, the Bank had one additional commercial real estate loan totaling $460,000 as to which known information about possible credit problems of borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan, however, is well secured and we do not expect to incur any loss in excess of attributable existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the six months ended June 30, 2001, the Company increased its liabilities by $2.2 million, or 2.6%, in order to fund asset growth. Total deposits increased $3.4 million or 4.1% from $81.6 million at December 31, 2000 to $85.0 million at June 30, 2001. Advances from the Federal Home Loan Bank decreased $1.0 million, or 59.5%, from $1.75 million at December 31, 2000 to $710,000 at June 30, 2001.

Our shareholders' equity increased $161,000 from $13.3 million at December 31, 2000 to $13.5 million at June 30, 2001. The increase was due to $461,000 of net income, payment of approximately $164,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $169,000, and a $111,000 increase in our net unrealized gain on investment securities, offset by the payment of a dividend to shareholders of $415,000, and the repurchase and retirement of stock at a cost of $329,000.

Discussion of Results of Operations for the Three Months Ended June 30, 2001 and 2000

Our net income for the three months ended June 30, 2001 was $277,000, a $49,000, or 21.5% increase from the $228,000 we earned during the three months ended June 30, 2000. Basic and diluted earnings per share for the three months ended June 30, 2001 were each $0.21 compared to $0.16 for the same period in 2000. Basic average shares outstanding for the periods ended June 30, 2001 and 2000 were 1,345,713 and 1,382,013 shares, respectively. Average dilutive potential shares outstanding were 0 and 4,763, respectively.

Interest income increased $60,000, or 3.3%, from $1.81 million for the three months ended June 30, 2000 to $1.87 million for the three months ended June 30, 2001. The increase in interest income was due to interest on loans, which increased $146,000, or 10.9%, due to an increase in the average outstanding balance of the loan portfolio. The increase in interest income on loans was offset by a decrease in interest income on investment securities and other interest earning assets of $86,000.

Interest expense on deposits increased $41,000 from $906,000 for the three months ended June 31, 2000 to $947,000 for the three months ended June 30, 2001, primarily due to the increase in the average balance of deposits. In addition, the Company incurred $12,000 in interest expense on advances from the Federal Home Loan Bank compared to $87,000 in the prior-year period.

Net interest income increased $94,000, or 11.5%, between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin widened to 3.82% for the three months ended June 30, 2001 compared to 3.40% for the comparable period of 2000. The widening of the net interest margin reflects the current rate environment.

Noninterest income increased $32,000 from $75,000 for the three months ended June 30, 2000 to $107,000 for the three months ended June 30, 2001. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2001 period and the restructuring of our deposit fees.

Noninterest expenses increased $41,000 from $526,000 for the three months ended June 30, 2000 to $567,000 for the three months ended June 30, 2001. Compensation and benefits expense increased $38,000 from $240,000 for the three months ended June 30, 2000 to $278,000 for the three months ended June 30, 2001 due to the addition of personnel and normal salary increases

Our effective tax rates for the three months ended June 30, 2001 and 2000 were 36.6% and 36.5%, respectively.

Discussion of Results of Operations for the Six Months Ended June 30, 2001 and 2000

Our net income for the six months ended June 30, 2001 was $461,000, a $58,000, or 14.4% increase over the $403,000 we earned during the six months ended June 30, 2000. Basic and diluted earnings per share for the six months ended June 30, 2001 were each $0.34 compared to $0.29 for the same period in 2000. Average shares outstanding for the six month period ended June 30, 2001 and 2000 were 1,372,888 and 1,382,013 shares, respectively.

Interest income increased $220,000, or 6.3% from $3.51 million for the six months ended June 30, 2000 to $3.73 million for the six months ended June 30, 2001. The increase in interest income was due to interest on loans, which increased $338,000, or 12.9%, due to an increase in the average balance of the loan portfolio. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $118,000.

Interest expense on deposits increased $249,000 due to the increase in average balance of deposits of $7.9 million compared to the same period in the prior year. The Company used the funds from the additional deposits to fund loan originations and to repay advances from the Federal Home Loan Bank. Interest expense on advances from the Federal Home Loan Bank decreased $145,000 for the six months ended June 30, 2001 compared to the same period in 2000 due to a decrease in the average balance of advances outstanding of approximately $5.0 million.

Net interest income increased $116,000 or 7.2% between the periods as the increase in interest income exceeded the increase in interest expense. The Company's net interest margin widened to 3.60% for the six months ended June 30, 2001 compared to 3.42% for the comparable period of 2000. The widening of the interest margin reflects the current rate environment and the fact that our deposit costs have decreased.

Noninterest income increased $54,000 from $154,000 for the six months ended June 30, 2000 to $208,000 for the six months ended June 30, 2001. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2001 period and the restructuring of our deposit fees.

Noninterest expenses increased $91,000 from $1.08 million for the six months ended June 30, 2000 to $1.18 million for the six months ended June 30, 2001. Compensation and benefits expense increased $60,000 from $528,000 for the six months ended June 30, 2000 to $588,000 for the six months ended June 30, 2001 due to the addition of personnel and normal salary increases.

Our effective tax rates for the six months ended June 30, 2001 and 2000 were 36.1% and 38.4%, respectively. The lower effective tax rate is due to an increase in our tax-exempt investment securities in 2001 compared to 2000.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 2001 and December 31, 2000, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both June 30, 2001 and December 31, 2000.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 15, 2001, United Tennessee Bankshares, Inc. held its 2000 Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

1.   Election of Directors

                    Nominee                      For              Withheld
         ------------------------------    -----------------    --------------
         Robert L. Overholt                   1,043,939             6,521
         Ben W. Hooper, III                   1,041,492             8,968

         There were no abstentions of broker non-votes.

The terms of office of Directors Richard G. Harwood, Robert R. Self, William B. Henry, J. William Myers and Tommy C. Bible continued after the meeting.

2.   Approval  of  an  amendment  to  the  Newport   Federal  Savings  and  Loan
     Association Long-Term Incentive Plan as follows:

     For.................1,018,035
     Against................27,850
     Abstain.................4,575

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

          The  following exhibits are filed as a part of this report:

          3.1  Charter of United Tennessee Bankshares, Inc.(1)

          3.2  Bylaws of United Tennessee Bankshares, Inc. (1)

          4    Form of Stock  Certificate of United Tennessee  Bankshares,  Inc.
               (1)

          10.1 United Tennessee Bankshares, Inc. 1999 Stock Option Plan (2)

          10.2 United Tennessee Bankshares, Inc. Management Recognition Plan (2)

          10.3(a) Employment Agreements between Newport Federal Savings and Loan
               Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston (1)

          10.3(b)  Forms  of  Guarantee   Agreements  between  United  Tennessee
               Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston (1)

          10.4 Newport Federal Savings and Loan Association Long-Term Incentive Plan (1)

          10.5 Newport   Federal   Savings   and   Loan   Association   Deferred
               Compensation Plan (1)
---------------
(1)  Incorporated   by  reference  to  United   Tennessee   Bankshares,   Inc.'s
     Registration Statement on Form SB-2, File No. 333-36465.

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

                                               UNITED TENNESSEE BANKSHARES, INC.
                                               Registrant



Date: August 14, 2001                          /s/ Richard G. Harwood
                                               ---------------------------------
                                               Richard G. Harwood
                                               President and Chief Executive
                                               Officer
                                               (Duly Authorized Representative
                                               and Principal Financial and
                                               Accounting Officer)