Form 10QSB
period 2001-09-30
UNITED TENNESSEE BANKSHARES INC
filed 2001-11-13
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,343,926
                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

                                    CONTENTS

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.  FINANCIAL INFORMATION
         ---------------------
         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 2001 (Unaudited) and December 31, 2000                                           3

                  Consolidated Statements of Income for the Three-Month and
                  Nine-Month Periods Ended September 30, 2001 and 2000 (Unaudited)                               4

                  Consolidated Statements of Comprehensive Income for the
                  Three-Month and Nine-Month Periods Ended September 30, 2001
                  and 2000 (Unaudited)                                                                           5

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  Nine-Month Period Ended September 30, 2001 (Unaudited)                                         6

                  Consolidated Statements of Cash Flows for the Nine-Month Periods
                  Ended September 30, 2001 and 2000 (Unaudited)                                                7-8

                  Notes to Consolidated Financial Statements for the Nine-Month
                  Periods Ended September 30, 2001 and 2000 (Unaudited)                                       9-11

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                  12-17


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                                                             18

         Item 2.  Changes in Securities and Use of Proceeds                                                     18

         Item 3.  Defaults upon Senior Securities                                                               18

         Item 4.  Submission of Matters to a Vote of Security Holders                                           18

         Item 5.  Other Information                                                                             18

         Item 6.  Exhibits and Reports on Form 8-K                                                              18

SIGNATURES                                                                                                      19

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                               September 30,
                                                                                    2001             December 31,
                                                                                (Unaudited)              2000
                                                                            ------------------------------------------
                                                                                         (In thousands)
                       Assets
Cash and amounts due from depository institutions                                     $    5,305           $    3,067
Investment securities available for sale, at fair value                                   23,260               24,357
Loans receivable, net                                                                     71,531               68,878
Premises and equipment, net                                                                  508                  470
Foreclosed real estate - held for sale                                                        76                    0
Accrued interest receivable                                                                  606                  603
Goodwill, net of amortization                                                                973                1,033
Prepaid expenses and other assets                                                             39                  145
                                                                            ------------------------------------------
         Total assets                                                                $   102,298          $    98,553
                                                                            ==========================================
               Liabilities and Equity

Liabilities:
 Deposits                                                                            $    86,379          $    81,614
 Advances from Federal Home Loan Bank                                                        178                1,753
 Accrued interest payable                                                                    173                  300
 Deferred income taxes                                                                       996                  841
 Accrued benefit plan liabilities                                                            610                  643
 Other liabilities                                                                            51                   72
                                                                            ------------------------------------------
         Total liabilities                                                                88,387               85,223
                                                                            ------------------------------------------

Shareholders' equity:
 Common stock - no par value; authorized 20,000,000 shares;
   issued and outstanding 1,343,926 shares (1,382,013 in 2000)                            12,746               13,091
 Unearned compensation - ESOP                                                              ( 678)               ( 843)
 Shares in grantor trust - contra account                                                  ( 183)               ( 183)
 Shares in MRP plan - contra account                                                       ( 210)               ( 390)
 Shares in stock option plan trusts - contra account                                     ( 1,657)             ( 1,657)
 Retained earnings                                                                         2,467                2,139
 Accumulated other comprehensive income                                                    1,426                1,173
                                                                            ------------------------------------------
  Total shareholders' equity                                                              13,911               13,330
                                                                            ------------------------------------------

Total liabilities and equity                                                         $   102,298          $    98,553
                                                                            ==========================================





     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                      (In Thousands Except                (In Thousands Except
                                                                     per Share Information)              per Share Information)
                                                               -----------------------------------  --------------------------------
                                                                       Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                               -----------------------------------  --------------------------------
                                                                    2001               2000              2001              2000
                                                                 (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
                                                               ----------------   ----------------  ----------------  --------------
Interest income:
 Loans                                                               $   1,469          $   1,382         $   4,428        $  4,003
 Investment securities                                                     335                393             1,054           1,232
 Other interest-earning assets                                              28                 33                83              86
                                                               ----------------   ----------------  ----------------  -------------
  Total interest income                                                  1,832              1,808             5,565           5,321
                                                               ----------------   ----------------  ----------------  -------------
Interest expense:
 Deposits                                                                  884                966             2,866           2,699
 Advances from Federal Home Loan Bank and note
  payable                                                                    7                 81                38             257
                                                               ----------------   ----------------  ----------------  -------------
  Total interest expense                                                   891              1,047             2,904           2,956
                                                               ----------------   ----------------  ----------------  -------------
Net interest income                                                        941                761             2,661           2,365

Provision for loan losses                                                   19                  9                47              25
                                                               ----------------   ----------------  ----------------  -------------
Net interest income after provision for loan losses                        922                752             2,614           2,340
                                                               ----------------   ----------------  ----------------  -------------
Noninterest income:
 Deposit account service charges                                            57                 46               180             138
 Loan service charges and fees                                              28                 27                89              84
 Net gain (loss) on sales of investment
  securities available for sale                                              0                  0                 3              (9)
 Other                                                                      10                  4                31              18
                                                               ----------------   ----------------  ----------------  -------------
  Total noninterest income                                                  95                 77               303             231
                                                               ----------------   ----------------  ----------------  -------------
Noninterest expense:
 Compensation and benefits                                                 288                268               876             796
 Occupancy and equipment                                                    54                 62               156             163
 Federal deposit insurance premiums                                         12                 12                36              36
 Data processing fees                                                       64                 65               174             161
 Advertising and promotion                                                  23                 18                70              52
 Amortization                                                                                                    60              60
                                                                            20                 20
 Other                                                                     107                112               375             377
                                                               ----------------   ----------------  ----------------  -------------
  Total noninterest expense                                                568                557             1,747           1,645
                                                               ----------------   ----------------  ----------------  -------------
Income before income taxes                                                 449                272             1,170             926

Income taxes                                                               168                 49               428             300
                                                               ----------------   ----------------  ----------------  -------------
Net income                                                            $    281           $    223          $    742        $    626
                                                               ================   ================  ================  =============
Earnings per share:
 Basic                                                                $   0.21          $    0.16          $   0.54        $   0.45
                                                               ================   ================  ================  =============
 Diluted                                                              $   0.21          $    0.16          $   0.54        $   0.45
                                                               ================   ================  ================  =============

     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000






                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                              2001             2000              2001               2000
                                                         ---------------  ----------------  ----------------   ----------------
                                                            (Unaudited - in Thousands)          (Unaudited - in Thousands)
                                                         ---------------------------------  -----------------------------------
Net income                                                     $    281           $   223          $    742           $    626
                                                         ---------------  ----------------  ----------------   ----------------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities                 229               566               411                371
 Less reclassification adjustment for gains\losses
  included in net income                                              0                 0               (3)                  9
 Less income taxes related to unrealized
  gains\losses on investment securities                            (87)             (215)             (155)              (145)
                                                         ---------------  ----------------  ----------------   ----------------
   Other comprehensive income (loss), net of tax                    142               351               253                235
                                                         ---------------  ----------------  ----------------   ----------------

Comprehensive income                                            $   423           $   574          $    995           $    861
                                                         ===============  ================  ================   ================




















     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001





                                                         Shares in    Shares in   Shares in               Accumulated
                                            Unearned      Grantor     MPR Plan-   Stock Option               Other         Total
                                Common    Compensation  Trust-Contra    Contra    Plan-Contra  Retained  Comprehensive  Shareholders
                                 Stock         ESOP        Account      Account     Account     Earnings     Income          Equity
                               ----------- ------------- ------------- ---------- ------------  --------- -------------- -----------
                                                                    (Unaudited - in Thousands)
                               -----------------------------------------------------------------------------------------------------
Balances, beginning of period     $13,091    $    (843)    $    (183)   $  (390)   $  (1,657)    $ 2,139    $    1,173    $  13,330

Net income                              0             0             0          0            0        742              0         742

Issuance of shares of common
stock
 pursuant to MRP plan                   0             0             0        180            0          0              0         180

Other comprehensive income
(loss)                                  0             0             0          0            0          0            253         253

Payment on ESOP loan principal          0           165             0          0            0          0              0         165

Dividends paid                          0             0             0          0            0      (414)              0        (414)

Retirement of 38,087 shares
of
 common stock                        (345)            0             0          0            0          0              0        (345)
                               ----------- ------------- ------------- ---------- ------------  --------- -------------- -----------
Balances, end of period           $12,746    $     (678)    $    (183)   $  (210)   $  (1,657)     2,467     $    1,426   $  13,911
                               =========== ============= ============= ========== ============  ========= ============== ===========



















     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                                     Nine Months Ended
                                                                                                       September 30
                                                                                         ------------------------------------------
                                                                                                2001                  2000
                                                                                         --------------------  --------------------
                                                                                                (Unaudited - in Thousands)
Operating Activities:
 Net income                                                                                        $     742             $     626
                                                                                         --------------------  --------------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for loan losses                                                                              47                    25
   Depreciation                                                                                           47                    43
   Amortization of goodwill                                                                               60                    60
   Net (gain) loss on sales of foreclosed real estate                                                      0                    10
   Federal home loan bank stock dividends                                                                (44)                  (41)
   Net (gain) loss on sales of investment securities
    available for sale                                                                                    (3)                    9
   Deferred income taxes (benefit)                                                                         0                   (47)
   (Increase) Decrease in:
    Accrued interest receivable                                                                          (12)                 (105)
    Other assets                                                                                         105                    45
   Increase (Decrease) in:
    Accrued interest payable                                                                            (127)                    1
    Accrued income taxes                                                                                   0                     0
    Accrued benefit plan liabilities                                                                     (33)                  (22)
    Other liabilities                                                                                    (21)                  (46)
                                                                                         --------------------  --------------------
     Total adjustments                                                                                    19                   (68)
                                                                                         --------------------  --------------------
Net cash provided by operating activities                                                                761                   558
                                                                                         --------------------  --------------------

Investing Activities:
 Purchases of investment securities available for sale                                                (6,500)               (2,474)
 Proceeds from maturities of investment securities
  available for sale                                                                                   3,320                     0
 Principal payments received on investment securities
  available for sale                                                                                   4,230                 4,240
 Proceeds from sales of investment securities
  available for sale                                                                                     502                 1,493
 Net increase in loans                                                                                (2,766)               (5,305)
 Purchases of plant and equipment, net                                                                   (85)                  (14)
 Proceeds from sales of foreclosed real estate                                                             0                     0
                                                                                         --------------------  --------------------
Net cash used in investing activities                                                                 (1,299)               (2,060)
                                                                                         --------------------  --------------------






     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                         ------------------------------------------
                                                                                                2001                  2000
                                                                                         --------------------  --------------------
                                                                                                (Unaudited - in Thousands)
Financing Activities:
 Net increase (decrease) in deposits                                                                   4,765                 5,668
 Dividends paid                                                                                         (414)                 (414)
 Purchase of common stock                                                                               (345)                    0
 Issuance of common stock for MRP plan                                                                   180                   155
 Payment on ESOP loan and release of shares                                                              165                   162
 Repayment of advances from Federal Home Loan Bank                                                    (1,575)               (1,469)
 Repayment of note payable                                                                                 0                (3,200)
 Proceeds from advances from Federal Home Loan Bank                                                        0                 3,000
                                                                                         --------------------  --------------------
Net cash provided by (used in) financing activities                                                    2,776                 3,902
                                                                                         --------------------  --------------------
Net increase (decrease) in cash and cash equivalents                                                   2,238                 2,400

Cash and cash equivalents, beginning of period                                                         3,067                 2,387
                                                                                         --------------------  --------------------
Cash and cash equivalents, end of period                                                          $    5,305            $    4,787
                                                                                         ====================  ====================
Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                             $3,031                $2,955
 Income taxes                                                                                           $283                  $344

Supplementary disclosures of noncash investing activities:
  Sale of foreclosed real estate
    by origination of mortgage loans                                                                     $59                   $75
  Acquisition of foreclosed real estate                                                                 $135                   $85
  Change in unrealized gain\loss on investment securities
   available for sale                                                                                   $408                  $380
  Change in deferred income taxes associated with
   unrealized gain\loss on investment securities available for sale                                     $155                  $145
  Change in net unrealized gain\loss on investment
   securities available for sale                                                                        $253                  $235








     The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



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

Earning per share have been computed based on the following:

                                                       Three Months Ended               Nine Months Ended
                                                 --------------------------------  ----------------------------
                                                          September 30,                   September 30,
                                                 --------------------------------  ----------------------------
                                                      2001            2000             2001          2000
                                                 --------------- ----------------  ------------- --------------
Average number of shares outstanding                   1,344,227       1,382,013       1,369,545     1,382,013
Effect of dilutive options                                   738           2,364             567         2,364
                                                 --------------- ----------------  ------------- --------------
Average number of shares outstanding used
   to calculate earnings per share                     1,344,965       1,384,377       1,370,112     1,384,377
                                                 =============== ================  ============= ==============

Note 3 - Comprehensive Income

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.


Note 4 - Management Recognition Plan

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of September 30, 2001 (50,845 shares as of September 30, 2000) of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                                                                       Nine Month
                                                                                               Period Ended September 30,
                                                                                           ------------------------------------
                                                                                                2001                2000
                                                                                           ---------------     ----------------
         Accrued Liability Balance at Beginning of Period                               $         152,895   $          142,595
         Amount Charged to Expense                                                                125,531              119,194
         Less Cost of Shares Issued                                                             (180,124)            (155,558)
                                                                                           ---------------     ----------------
         Accrued Liability Balance at End of Period                                     $          98,302   $          106,231
                                                                                           ===============     ================

The Company held 17,138 shares as of September 30, 2001 (32,772 shares as of September 30, 2000) of its common stock in trust at a net cost of $209,770 as of September 30, 2001 ($400,915 as of September 30, 2000). A contra-equity account has been established to reflect the cost of such shares held in trust.


Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. Stock options awarded totaled 209,299 and 205,869 as of September 30, 2001 and 2000 respectively.

The Company has repurchased 188,422 shares as of September 30, 2001 (184,527 shares as of September 30, 2000) of its common stock, which are being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts. The Company intends to utilize dividends received to continue to purchase shares of its common stock to be placed in the stock option trusts.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. The Company is required to implement SFAS No. 142 on January 1, 2002. However, the Company does not expect that this statement will have an impact on its consolidated financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation


General

The principal business of United Tennessee Bankshares, Inc. and our wholly owned subsidiary Newport Federal Bank ("we," "us," etc.) consists of accepting deposits from the general public through our main office and two branch offices and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities that are guaranteed as to principal and interest by the FHLMC, GNMA or FNMA. We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC preferred stock.

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

The following is a discussion of our financial condition as of and for the three and nine-month periods ended September 30, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objective of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements.

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased from December 31, 2000 to September 30, 2001 by $3.7 million, or 3.8%, from $98.6 million at December 31, 2000 to $102.3 million at September 30, 2001. The increase in assets was principally the result of an increase in loans receivable and cash and amounts due from depository institutions. Cash and amounts due from depository institutions increased by $2.2 million as a result of an increase in overnight deposits held by the Federal Home Loan Bank of Cincinnati.

Loans receivable increased from December 31, 2000 to September 30, 2001 as originations exceeded repayments for the period by approximately $2.6 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2001 and December 31, 2000, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                       September 30, 2001            December 31, 2000
                                                     ------------------------     -------------------------
                                                                    (Dollars in Thousands)
                                                        Amount     Percent           Amount      Percent
Type of Loan:
Real estate loans:
   One- to four-family residential                  $       55,898     74.3%     $       53,782      75.9%
   Commercial                                                9,273     12.3%             10,229      14.4%
   Construction                                              4,713      6.3%              2,589       3.6%

Consumer loans:
   Automobile                                                1,298      1.7%              1,402       2.0%
   Loans to depositors, secured by deposits                  1,238      1.6%              1,250       1.8%
   Home equity and second mortgage                             178      0.3%                227       0.3%
   Other                                                     2,621      3.5%              1,415       2.0%
                                                     ------------------------     -------------------------
                                                            75,219      100%             70,894       100%
                                                     -------------===========     -------------============

Less:
   Loans in process                                          2,627                        1,030
   Deferred fees and discounts                                 363                          326
   Allowance for loan losses                                   698                          660
                                                     --------------               --------------
     Total                                          $       71,531               $       68,878
                                                     --------------               --------------

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

                                                           Nine Months              Nine Months
                                                              Ended                    Ended
                                                          September 30,            September 30,
                                                               2001                     2000
                                                        -------------------      -------------------
                                                                      (In Thousands)
Balance at beginning of period                         $               660      $               661
                                                        -------------------      -------------------
Charge-offs:
Consumer                                                               (8)                     (13)
    Mortgage                                                           (1)                     (20)
Recoveries:
Consumer                                                                0                        4
Mortgage                                                                0                        0
                                                        -------------------      -------------------
Net Charge-offs                                                        (9)                     (29)
Provision for loan losses                                              47                       25
                                                        -------------------      -------------------
Balance at end of period                               $              698       $              657
                                                        ===================      ===================

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                          September 30,            September 30,
                                                               2001                     2000
                                                        -------------------      -------------------
                                                                      (In Thousands)
Nonaccrual Loans                                       $                 0      $                 0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
   One- to four-family residential                                     574                      413
   Commercial                                                           43                       60
Consumer                                                                16                       20
                                                        -------------------      -------------------
Total                                                  $               633      $               493
                                                        ===================      ===================

At September 30, 2001, the Bank had two additional commercial loans (from the same borrower) as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. One loan is real estate loan totaling $467,015 and the other loan is a letter of credit in the amount of $9,500. Although the real estate loan is current, the cash flows of the lessee of the property are below expectations. The letter of credit is unfunded as of September 30, 2001. Both loans, however, are well secured and we do not expect to incur any loss in excess of attributable existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the nine months ended September 30, 2001, the Company increased its liabilities by $3.2 million, or 3.7%, in order to fund asset growth. Total deposits increased $4.8 million or 5.8% from $81.6 million at December 31, 2000 to $86.4 million at September 30, 2001. Advances from the Federal Home Loan Bank decreased $1.6 million, or 89.8%, from $1.8 million at December 31, 2000 to $178,000 at September 30, 2001.

Our shareholders' equity increased $581,000 from $13.3 million at December 31, 2000 to $13.9 million at September 30, 2001. The increase was due to $742,000 of net income, payment of approximately $165,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $180,000, a $253,000 increase in our net unrealized gain on investment securities, payment of a dividend to shareholders of $414,000, and the retirement of 38,087 shares of common stock at a cost of $345,000.

Discussion of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Our net income for the three months ended September 30, 2001 was $281,000, a $58,000, or 26.0% increase from the $223,000 we earned during the three months ended September 30, 2000. Basic and diluted earnings per share for the three months ended September 30, 2001 were each $0.21 compared to $0.16 for the same period in 2000. Basic average shares outstanding for three months ended September 30, 2001 was 1,344,227 shares and 1,382,013 shares for the three months ended September 30, 2000. Average dilutive potential shares outstanding were 738 and 2,364, respectively.

Interest income increased $24,000, or 1.3%, from $1.81 million for the three months ended September 30, 2000 to $1.83 million for the three months ended September 30, 2001. The increase in interest income was due to interest on loans, which increased $87,000, or 6.3%, due to an increase in the average outstanding balance of the loan portfolio. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $58,000.

Interest expense on deposits decreased $82,000 from $966,000 for the three months ended September 30, 2000 to $884,000 for the three months ended September 30, 2001, primarily due to the decrease in deposit account interest rates. In addition, the Company incurred $7,000 in interest expense on advances from the Federal Home Loan Bank compared to $81,000 in the prior-year period.

Net interest income increased $180,000, or 23.7%, between the periods as a result of the increase in interest income and the decrease in interest expense. The Company's net interest margin widened to 3.91% for the three months ended September 30, 2001 compared to 3.55% for the comparable period of 2000. The widening of the net interest margin reflects the current rate environment.

Noninterest income increased $18,000 from $77,000 for the three months ended September 30, 2000 to $95,000 for the three months ended September 30, 2001. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2001 period.

Noninterest expenses increased $11,000 from $557,000 for the three months ended September 30, 2000 to $568,000 for the three months ended September 30, 2001. Compensation and benefits expense increased $20,000 from $268,000 for the three months ended September 30, 2000 to $288,000 for the three months ended September 30, 2001 due to the addition of personnel and normal salary increases.

Our effective tax rates for the three months ended September 30, 2001 and 2000 were 37.4% and 18.0%, respectively. The higher effective tax rate is due to a decrease in our tax-exempt investment securities in 2001 compared to 2000 and an adjustment of our deferred tax liabilities in 2000 in accordance with FASB Statement No. 109, which was not necessary in 2001.

Discussion of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Our net income for the nine months ended September 30, 2001 was $742,000, an $116,000, or 18.5% increase over the $626,000 we earned during the nine months ended September 30, 2000. Basic and diluted earnings per share for the nine months ended September 30, 2001 were each $0.54 compared to $0.45 for the same period in 2000. Basic average shares outstanding for nine months ended September 30, 2001 was 1,369,545 shares and 1,382,013 shares for the nine months ended September 30, 2000. Average dilutive potential shares outstanding were 567 and 2,364, respectively.

Interest income increased $244,000, or 4.6% from $5.32 million for the nine months ended September 30, 2000 to $5.57 million for the nine months ended September 30, 2001. The increase in interest income was due to interest on loans, which increased $425,000, or 10.6%, due to an increase in the average balance of the loan portfolio. The increase in interest income on loans was partially offset by a decrease in interest income on investment securities and other interest earning assets of $178,000 due to a decrease in the average balance of the investment portfolio and a decrease in the yield on the investment portfolio.

Total interest expense for the nine months ended September 30, 2001 decreased $52,000 compared to the same period in 2000. Interest expense on deposits increased $167,000 due to the increase in average balance of deposits of $4.8 million compared to the same period in the prior year. The Company incurred $38,000 in interest expense on advances from the Federal Home Loan Bank compared to $257,000 in the prior-year period. The Company used the funds from the additional deposits to fund loan originations and to repay advances from the Federal Home Loan Bank.

Net interest income increased $296,000 or 12.5% between the periods as a result of the increase in interest income and the decrease in interest expense. The Company's net interest margin increased for the nine months ended September 30, 2001 to 3.68% compared to 3.44% for the same period in 2000.

Noninterest income increased $72,000 from $231,000 for the nine months ended September 30, 2000 to $303,000 for the nine months ended September 30, 2001. The increase in noninterest income was mainly from increased deposit account service charges consistent with the higher level of deposit accounts during the 2001 period.

Noninterest expenses increased $102,000 from $1.6 million for the nine months ended September 30, 2000 to $1.7 million for the nine months ended September 30, 2001. Compensation and benefits expense increased $80,000 from $796,000 for the nine months ended September 30, 2000 to $876,000 for the nine months ended September 30, 2001 due to the addition of personnel and normal salary increases. Data processing expense and advertising and promotion expense also increased slightly over the same period.

Our effective tax rates for the nine months ended September 30, 2001 and 2000 were 36.6% and 32.4%, respectively. The higher effective tax rate is due to a decrease in our tax-exempt investment securities in 2001 compared to 2000.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 2001 and December 31, 2000, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the discretion of the OTS depending on economic conditions and deposit outflows, is based upon a percentage of deposits and, if any, short-term borrowings. We exceeded all of the liquidity requirements of the OTS as of both September 30, 2001 and December 31, 2000.

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

                                      UNITED TENNESSEE BANKSHARES, INC.
                                      Registrant



Date: November 13, 2001              /s/ Richard G. Harwood
                                     -------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)