Form 10KSB
period 2001-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2002-04-01
CIK 1045689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

         Tennessee                                       62-1710108
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

 344 W. Broadway, Newport, Tennessee                            37821-0249
---------------------------------------------                   ----------
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

                       Yes       X           No
                            -----------         ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,791,313.

The aggregate market value of the outstanding common stock held by non-affiliates at March 25, 2002 was approximately $6.9 million (based on the most recent trade reported on the Nasdaq SmallCap Market (SM) ($9.50 on March 25, 2002). Solely for purposes of this calculation, the registrant's employee stock ownership plan, 401(k) plan, management recognition plan, stock option plan trusts, directors' incentive plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 25, 2002 was 1,341,012.

Transitional small business disclosure format (check one):

                        Yes                  No     X
                            ----------          ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   2001 Annual Report to Stockholders (the "Annual Report") (Part II).

2. Proxy Statement for 2002 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

================================================================================

                                     PART I

Item 1.  Description of Business



General

     United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. The Company's assets currently consist of its investment in the Bank, a $678,000 loan to the Company's employee stock ownership plan and approximately $900,000 in liquid assets.

     The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249 and its telephone number is (423) 623-6088.

     Newport Federal Bank. The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 2001, the Bank had total assets of $99.8 million, deposits of $84.8 million and stockholders' equity of $12.4 million, or 12.4% of total assets.

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

     Cocke County is primarily rural, with a population of approximately 34,000 persons and relatively high unemployment levels and low-income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been above the national rate and equal to the state rate (since 1990, 15.2% compared with 13.1% and 16.7%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for December 2001, 6.8% compared with 5.0% and 5.8%, respectively), and income levels have been substantially lower than state and national averages (for 2001, $23,408 compared with $32,047 and $37,005, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

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

     With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2001, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $2.7 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $941,000. The Bank had a total of five lending relationships with aggregate loan amounts over $500,000 at December 31, 2001, and none of these loans were nonperforming. For additional information, see " -- Regulation of the Bank -- Limits on Loans to One Borrower."

     Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2001, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.



                                                                        At December 31,
                                               --------------------------------------------------------------------
                                                      2001                     2000                    1999
                                               -----------------       -----------------       --------------------
                                               Amount        %         Amount        %         Amount          %
                                               ------      -----       ------      -----       ------        ------
                                                                     (Dollars in thousands)
Real estate loans:
  One- to four-family residential...........   $  57,577      76.8%   $ 53,782        75.9%   $48,550       76.5%
  Commercial................................       9,131      12.2      10,229        14.4     9,099        14.3
  Construction..............................       3,997       5.3       2,589         3.6      2,615        4.1

Consumer loans:
  Automobile................................     1,260         1.7       1,402         2.0        980        1.5
  Loans to depositors, secured by deposits..     1,380         1.8       1,250         1.8      1,114        1.8
  Home equity and second mortgage...........       157         0.2         227         0.3        208        0.3
  Other.....................................     1,506         2.0       1,415         2.0        931        1.5
                                               -------        ----    --------        ----    -------       ----
                                                75,008       100.0%     70,894       100.0%    63,497      100.0%
                                               -------       =====    --------       =====    -------      =====

Less:
  Loans in process..........................     1,737                   1,030                  1,033
  Deferred fees and discounts...............       352                     326                    287
  Allowance for loan losses.................       719                     660                    661
                                               -------                --------                -------
    Total...................................   $72,200                $ 68,878                $61,516
                                               =======                ========                =======


     Loan Maturity Schedule. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.

                                                              Due after
                                       Due within             1 Through             Due After
                                         1 Year                5 Years               5 Years             Total
                                         ------                -------               -------             -----
                                                                  (In thousands)
Real estate loans:
   One- to four-family residential....  $   1,152             $   2,879             $  53,546          $ 55,577
   Commercial.........................        274                 4,839                 4,018             9,131
   Construction.......................      3,997                    --                    --             3,997
Consumer loans........................      2,253                 1,674                   376             4,303
                                        ---------             ---------             ---------          --------
      Total...........................  $   7,676             $   9,392             $  57,940          $ 75,008
                                        =========             =========             =========          ========

         Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 2001 that had predetermined interest rates and that had adjustable interest rates at that date.

                                                           Predetermined       Floating or
                                                               Rate          Adjustable Rates
                                                           ------------      ----------------
                                                                    (In thousands)
     Real estate loans:
        One- to four-family residential................   $       8,206         $   48,219
        Commercial.....................................           1,925              6,932
        Construction...................................              --                 --
     Consumer loans....................................           2,050                 --
                                                          -------------         ----------
           Total.......................................   $      12,181         $   55,151
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

                                                                      Year Ended December 31,
                                                              -------------------------------------------
                                                              2001               2000                1999
                                                              -----             ------              -----
                                                                            (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family residential.........................  $  18,737         $ 13,196         $  14,743
    Commercial..............................................        815            1,596             4,967
    Construction............................................      4,800            3,831             3,656
  Consumer loans............................................      2,972            2,361             1,623
                                                              ----------        ----------       ----------
     Total loans originated ................................  $  27,324         $ 20,984         $  24,989
                                                              ==========        ==========       ==========


     One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $40,000 and $80,000, with original loan amounts averaging approximately $50,000. At December 31, 2001, $57.6 million, or 76.8%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, owner-occupied, single-family residences in its primary market area. At December 31, 2001, $49.4 million, or 86.0%, of its one- to four-family residential loans had adjustable interest rates, and $8.2 million, or 14.0% had fixed rates. During the year ended December 31, 2001, the Bank originated $23.5 million of adjustable-rate loans, which was approximately 86.0% of total mortgage loan originations for that period, and at that date it had $3.7 million of loan commitments, 85% of which were for adjustable rate loans.

     The Bank's one- to four-family residential mortgage loans may have adjustable or fixed rates of interest. These loans generally are for terms of up to 30 years for adjustable-rate loans and 15 years for fixed-rate loans, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses, which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

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

     Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 2001, the Bank's loan portfolio included $4.0 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by permanent financing commitments. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

     Commercial Real Estate Lending. The Bank originates limited amounts of commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 2001, the Bank had approximately 180 of these loans totaling $9.1 million, with a median loan balance of approximately $60,000, none of which had a balance exceeding $900,000. One of these loans was classified as substandard, with an outstanding balance of $462,000 at December 31, 2001. For information about its asset classification policies and nonperforming assets, see " -- Asset Classification, Allowance for Losses and Nonperforming Assets."

     The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 75%.

     The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 2001. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

               Retail properties in Sevierville, Tennessee. In December 1998, the Bank made a $750,000 loan secured by an office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 75%. The loan is being amortized over 15 years. In October 1999, this loan was refinanced at $775,000 and amortized over 20 years.

               Residential real estate development property in Jefferson and Cocke County, Tennessee. In December 2000, the Bank approved a line of credit for $900,000 secured by developed residential lots in Cocke County, Tennessee and unimproved land in Jefferson County, Tennessee. The bank advanced $275,000 on the line of credit for the purchase and an additional $625,000 for the development of the unimproved land in Jefferson County. The total outstanding balance on the line of credit was $900,000 at December 31, 2001. The loan will mature on November 29, 2002.

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

     The  aggregate   amount  of  loans  which   federally   chartered   savings
institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at

December 31, 2001, the Bank would be permitted to invest up to $49.6 million in loans secured by commercial real estate.

     Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $4.3 million at December 31, 2001. At that date, the Bank had 574 consumer loans, with a median loan balance of approximately $5,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans was adversely classified or designated.

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

     The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 2001, the Bank had no assets classified as loss or as doubtful, $994,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented approximately 1.0% of its total assets and 9.3% of its tangible regulatory capital at December 31, 2001. At that date, $411,000 of its adversely classified or designated assets were one- to four-family residences in its primary market area, and only one of such assets was in excess of $100,000. At December 31, 2001 the Bank had one commercial real estate loan with a balance of approximately $462,000 that was adversely classified. At December 31, 2001, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

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

     The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 2001, the Bank held no properties acquired in settlement of loans. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

     The Bank actively monitors its asset quality and charges off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and provides specific loss allowances when necessary. Although the Bank believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table sets forth information about activity in the Bank's allowance for loan losses for the periods indicated.

                                                                       Year Ended December 31,
                                                              --------------------------------------------
                                                              2001               2000                1999
                                                              -----             ------              ------
                                                                        (Dollars in thousands)
Balance at beginning of period..............................  $     660         $    661         $     641
Charge-offs:
    Consumer................................................        (50)             (40)               (4)

Recoveries:
    Consumer................................................          1                2                --
                                                              ---------         --------         ---------
Net charge-offs.............................................        (49)             (38)               (4)
Provision for loan losses...................................        110               37                24
                                                              ---------         --------         ---------
Balance at end of period....................................  $     719         $    660         $     661
                                                              =========         ========         =========
Ratio of net charge-offs to average
  loans outstanding during the period.......................       0.07 %           0.06 %            0.01%
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


                                                                        At December 31,
                                            -----------------------------------------------------------------------------
                                                      2001                     2000                    1999
                                            ------------------------    ----------------------   ------------------------
                                                         Percent of                Percent of                 Percent of
                                                        Loans in Each             Loans in Each              Loans in Each
                                                         Category to               Category to                Category to
                                               Amount    Total Loans      Amount   Total Loans      Amount    Total Loans
                                               ------    -----------      ------   -----------      ------    -----------
                                                                         (Dollars in thousands)
Loans:
One- to four-family residential...........  $     362          50.4%   $     365      75.9%      $     383       76.5%
  Commercial..............................        185          25.7          100      14.4              91       14.3
  Construction............................         34           4.7           35       3.6              32        4.1
Consumer loans............................        138          19.2          160       6.1             155        5.1
                                            ---------         -----    ---------     -----       ---------      -----
    Total allowance for loan losses.......  $     719         100.0%   $     660     100.0%      $     661      100.0%
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

                                                                              At December 31,
                                                                  ----------------------------------------
                                                                   2001             2000              1999
                                                                  -----           ------            ------
                                                                          (Dollars in thousands)
Accruing  loans which are  contractually  past due
  90 days or more:
  Real estate  loans:
    One- to four-family residential.........................  $     411         $    517         $     348
    Commercial..............................................         --               --                --
    Construction............................................         --               --                --
  Consumer loans............................................         10               41                29
                                                              ---------         --------         ---------
    Total non performing loans..............................  $     421         $    558         $     377
                                                              =========         ========         =========

Percentage of total loans...................................       0.58%            0.79%             0.59%
                                                              =========         ========         =========

Other nonperforming assets(1)...............................  $      --         $     --         $      71
                                                              =========         ========         =========

Total nonperforming assets..................................  $     421         $    558         $     448
                                                              =========         ========         =========

Percentage of total assets..................................       0.42%            0.57%             0.48%
                                                              =========         ========         =========

--------------------
(1) Other nonperforming assets includes property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.



     At December 31, 2001, the Bank has no additional loans as to which known information about possible credit problems of borrowers caused the Bank to have doubts as to the ability of the borrowers to comply with present loan repayment terms. At that date, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its assets.

Investment Activities

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB.

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

     All of the Company's securities issued by municipalities or comparable governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Company regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 2001, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 2001, these securities had a weighted average coupon of 4.0% and a weighted average term to maturity of approximately 43 months. The carrying value of these securities was $1.4 million, or 5.5% of the investment securities of the Company at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

     The following table sets forth information about carrying values of the Company's investment securities at the dates indicated.

                                                                               At December 31,
                                                                  ----------------------------------------
                                                                   2001             2000              1999
                                                                  -----           ------            ------
                                                                              (In thousands)
Securities available for sale:
   Mortgage-backed securities...............................  $  10,335         $ 14,374         $  19,235
   U.S. government and agency securities....................      9,201            6,554             5,345
   Obligations of states and political
       subdivisions.........................................      1,351              681             1,275
   FHLMC stock..............................................      1,833            1,931             1,319
   FHLB stock...............................................        857              802               746
   Corporate debt securities................................        716               --               --
   Other....................................................        105               15                15

Securities held to maturity:
   Obligations of states and political
       subdivisions.........................................         --               --             2,431
                                                              ---------         --------         ---------
      Total.................................................  $  24,398         $ 24,357         $  35,454
                                                              =========         ========         =========

     The following schedule analyzes the Company's investment portfolio at December 31, 2000 by time remaining to maturity and presents the average yield for each range of maturities.



                             Less than One Year One to Five Years  Five to Ten Years  More than Ten Years Total Investment Portfolio
                             ------------------ -----------------  -----------------  -----------------  -------------------------
                               Carrying Average   Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Market Average
                                 Value   Yield     Value    Yield     Value     Yield    Value     Yield    Value     Value   Yield
                                 -----   -----     -----    -----     -----     -----    -----     -----    -----     -----   -----
                                                                   (Dollars in thousands)
Securities available for sale:
   Mortgage-backed securities  $   165     6.5%  $ 2,276     6.5%   $    --       --%  $ 7,894     6.3%$   10,335  $  10,335   6.3 %
   U.S. government and agency
      securities..........         512     6.0     4,689     6.1      3,491      5.9       509     6.1      9,201      9,201   6.1
   Obligations of states and
      political subdivisions     1,000     3.3       195     5.2         --       --       156     6.5      1,351      1,351   3.9
   FHLMC stock............          --      --        --      --         --       --     1,833    81.7      1,833      1,833  81.7
   FHLB stock.............          --      --        --      --         --       --       857     4.5        857        857   4.5
   Corporate Debt Securities        --      --       517     7.0        199      6.5        --      --        716        716   6.9
   Other..................          --      --        --      --         --       --       105      --        105        105    --
                               -------          --------            -------            -------           --------   --------
     Total................     $ 1,677          $  7,677            $ 3,690            $11,354           $ 24,398   $ 24,398
                               =======          ========            =======            =======           ========   ========



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

         The Bank's savings deposits at December 31, 2001 were represented by the various types of savings programs listed below.

Weighted
Average
Interest       Minimum                                                    Minimum                   Percentage of
Rate(1)          Term                     Category                        Balance      Balance      Total Savings
-------          ----                     --------                        -------      -------      -------------
0.98%          None                 NOW accounts                          $      --       $8,924        10.5%
2.37           None                 Money market                              2,500        8,817        10.4
2.02           None                 Savings deposits-passbook                    --       11,412        13.5
                                                                                        --------     --------
                                         Total transaction accounts                       29,153        34.4
                                                                                        --------     --------


                                    Certificates of Deposit

2.22           91 days              Fixed-term, fixed-rate                    2,500        7,296         8.7
2.73           6 months-Regular     Fixed-term, fixed-rate                    2,500        7,786         9.3
2.70           6 months-IRA         Fixed-term, fixed-rate                      100          446         0.5
3.51           12 months            Fixed-term, fixed-rate                    1,000        5,643         6.7
4.43           14 months            Fixed-term, fixed-rate                    1,000        8,900        10.5
4.37           18 months-Regular    Fixed-term, fixed-rate                    1,000        2,760         3.3
4.80           18 months-IRA        Fixed-term, fixed-rate                      100        6,188         7.3
5.08           30 months            Fixed-term, fixed-rate                    1,000        1,228         1.5
5.51           48 months            Fixed-term, fixed-rate                    1,000          593         0.7
2.85           Jumbos               Fixed-term, fixed-rate                  100,000       14,495        17.1
                                                                                          ------        ----
                                         Total certificates of deposit                    55,657        65.6
                                                                                          ------        ----
                                            Total deposits                               $84,810       100.0%
                                                                                        ========       =====


     The following tables set forth information about the Bank's average deposit balances and rates during the periods presented.

                                                              Year Ended December 31,
                                      ---------------------------------------------------------------------------
                                             2001                        2000                        1999
                                      --------------------       --------------------       ---------------------
                                      Average      Average       Average      Average       Average       Average
                                      Balance         Rate       Balance         Rate       Balance          Rate
                                      -------         ----       -------         ----       -------          ----
                                                                (Dollars in thousands)
NOW accounts.....................   $      9,051    1.0%       $     7,544       2.0%     $      7,496     2.0%
Money market deposits............          8,255    2.4              3,019       3.0             3,268     3.3
Savings deposits -- passbook.....         11,348    2.0             10,884       3.0            11,466     3.0
Certificates of deposit..........         56,676    3.5             55,989       6.0            51,620     5.3
                                    ------------               -----------                ------------
    Total........................   $     85,330               $    77,436                $     73,850
                                    ============               ===========                ============

     The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.



                                                                                                                        Increase
                                                                                                                       (Decrease)
                                           Balance at                                   Balance at                         from
                                           December 31,     % of          Increase      December 31,     % of           December
                                                2001       Deposit       (Decrease)         2000       Deposits         31, 1999
                                                ----       -------       ----------         ----       --------         --------
                                                                         (Dollars in thousands)
NOW accounts.............................. $   8,924        10.52%      $      920      $   8,004        9.81%        $    986
Money market deposit......................     8,817        10.40            6,038          2,779        3.41             (401)
Savings deposits -- passbook..............    11,412        13.46            1,117         10,295       12.61           (1,181)
Certificates of deposit...................    41,162        48.53           (5,109)        46,271       56.69            9,449
Jumbo certificates........................    14,495        17.09              230         14,265       17.48           (1,049)
                                           ---------       ------       ----------      ---------      ------         ---------
                                           $  84,810       100.00%      $    3,196      $  81,614      100.00%        $  7,804
                                           =========       ======       ==========      =========      ======         ========


     The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.

                                                                            At December 31,
                                                              --------------------------------------------
                                                              2001               2000                1999
                                                              -----             ------              ------
                                                                            (In thousands)
         2.00 -  3.99%......................................  $  37,772         $     --         $      --
         4.00 -  5.99%......................................     11,511           25,093            52,136
         6.00 -  7.99%......................................      6,374           34,443                --
                                                              ---------         --------         ---------
                                                              $  55,657         $ 60,536         $  52,136
                                                              =========         ========         =========


     The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 2001.

                                                               Amount Due
                                  ----------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                                  (In thousands)
 2.00 -  3.99%..................   $33,516         $  4,256        $    --         $   --         $ 37,772
 4.00 -  5.99%..................    11,084               --            348             79           11,511
 6.00 -  7.99%..................     6,374               --             --             --            6,374
                                   -------         --------        -------         ------         --------
                                   $50,974         $  4,256        $   348         $   79         $ 55,657
                                   =======         ========        =======         ======         ========



     The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2001.

                                                            Certificates
               Maturity Period                                of Deposit
               ---------------                                ----------
                                                            (In thousands)

               Six months or less.........................  $    8,697
               Over six through 12 months.................       4,059
               Over 12 months ............................       1,739
                                                            ----------
                     Total................................  $   14,495
                                                            ==========

     The following table sets forth information about the Bank's savings activities for the periods indicated.

                                                                          At December 31,
                                                              --------------------------------------------
                                                              2001               2000                1999
                                                              -----             ------              ------
                                                                            (In thousands)
Net increase (decrease) before interest credited............  $    (512)        $  4,025         $     897
Interest credited...........................................      3,708            3,779             3,077
                                                              ---------         --------         ---------
    Net increase (decrease) in savings deposits.............  $   3,196         $  7,804         $   3,974
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

     The Bank has historically funded its lending and investment activities through deposits. During 1998, the Bank began using FHLB advances to supplement deposits. At December 31, 1999, the Company also had $3.2 million in borrowings from a commercial bank the proceeds of which were used to finance the return of capital distribution paid to stockholders in November 1999. This unsecured borrowing matured in early 2000, at which time the Company borrowed $3.0 million in additional FHLB advances. The following sets forth selected information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                                                             At December 31,
                                                              --------------------------------------------
                                                              2001               2000                1999
                                                              -----             ------              ------
                                                                        (Dollars in thousands)

Amount outstanding at end of period:
   FHLB advances............................................  $      --         $  1,753         $   3,767
   Bank debt................................................         --               --             3,200

Weighted average rate paid:
  FHLB advances.............................................       5.80%            4.75%             4.75%
  Bank debt.................................................         --               --              7.25

Maximum amount outstanding at any month end:
  FHLB advances.............................................  $   1,753         $  6,438         $   5,689
  Bank debt.................................................         --            3,200             3,200

Approximate average amount outstanding:
  FHLB advances.............................................  $     658         $  4,093         $   4,728
  Bank debt.................................................         --              267               267

Approximate weighted average rate paid:
  FHLB advances.............................................       5.80%            4.88%             4.75%
  Bank debt.................................................         --             7.25              7.25

Subsidiary Activities

     As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community inner city and community development purposes. Under such limitations, as of December 31, 2001 the Bank was authorized to invest up to approximately $2.9 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock.


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

Financial Modernization Legislation

     The Gramm-Leach-Bliley ("G-L-B") Act was enacted in 1999 and authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     Regulatory Capital Requirements. OTS capital regulations require savings institutions, such as the Bank, to meet three capital standards: (1) tangible capital equal to at least 1.5 % of total adjusted assets, (2) Tier 1 or core capital equal to at least 4.0% of total adjusted assets (3.0% if the institution has a composite 1 CAMELS rating under the OTS examination rating system), and
(3) total capital equal to at least 8.0 % of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

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

     Total capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock and perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. Overall, supplementary capital is limited to 100% of core capital. The Bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

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

     At December 31, 2001, the Bank substantially exceeded all regulatory capital requirements.

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

     A savings institution that does not meet the Qualified Thrift Lender Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings institution. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2001, the Bank was in compliance with its Qualified Thrift Lender requirement with approximately 95% of its assets invested in Qualified Thrift Investments.

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

     Limits on Loans to One Borrower. The Bank generally is subject to the lending limits applicable to national banks. With certain limited exceptions, loans and extensions of credit outstanding to a person at one time may not exceed 15% of unimpaired capital and surplus of the Bank. The Bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. The Bank is additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the institution is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The Bank is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. Certain types of loans are exempted from the lending limits.

     At December 31, 2001, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $1.6 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $941,000.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2001, the Bank had $857,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 2001, the Bank had no outstanding advances.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank's reserve met the minimum level required by the Federal Reserve System.

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

     Restrictions on Acquisitions. Unless the acquirer was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date), no company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under Bank Holding Company Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal

Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited nonfinancial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

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

     The OTS may approve acquisitions that will result in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIA; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

     In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 2001, the Bank had approximately $113,000 of post-1987 bad debt reserves that have not been recaptured.

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

Executive Officers Who Are Not Directors

     The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                                                Age at
                                              December 31,
         Name                                    2001                  Title
         ----                                    ----                  -----
         Lonnie R. Jones                          58                   Vice-President of Operations

         Nancy L. Bryant                          58                   Vice-President and Treasurer

         Peggy G. Holston                         52                   Branch Manager and Assistant Secretary

         Chris H. Triplett                        36                   Controller



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

     Chris H. Triplett joined the bank as Controller on January 1, 2001. Mr. Triplett began his career with Union Planters Bank of Morristown in 1991. Before leaving Union Planters, Mr. Triplett served as Vice President, Compliance Officer and Auditor. He is also a member of the Newport Kiwanis Club and serves on the Board of Directors of the Newport/Cocke County Chamber of Commerce.



Employees

     As of December 31, 2001, the Bank had 27 full-time employees and 1 part-time employee, none of whom were represented by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

Item 2.  Description of Property

     The following table sets forth information about the offices of the Bank at December 31, 2001.


                                  Year           Owned or                           Approximate
                                Opened            Leased          Book Value      Square Footage    Deposits
                                ------            ------          ----------      --------------    --------
                                                                                                 (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee              1973             Owned          $ 23,957           8,000          $ 47,078

Branch Offices:
  263 E. Broadway
  Newport, Tennessee              1960             Owned               100           5,400            21,652

  345 Cosby Highway
  Newport, Tennessee              1998             Owned           134,826           2,400            16,080

     The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $496,000 at December 31, 2001. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Item 3.  Legal Proceedings

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2001, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

Item 13.  Exhibits List and Reports on Form 8-K

     (a) Exhibits. The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

      No.                           Description
      ---                           -----------
       3.1*           Charter of United Tennessee Bankshares, Inc.
       3.2*           Bylaws of United Tennessee Bankshares, Inc.
         4*           Form of Stock Certificate of United Tennessee Bankshares, Inc.
      10.1**          United Tennessee Bankshares, Inc. 1999 Stock Option Plan +
      10.2**          United Tennessee Bankshares, Inc. Management Recognition Plan and Trust Agreement +
      10.3(a)*        Employment  Agreements  between Newport Federal Savings and Loan  Association and Richard G. Harwood,
                      Nancy L. Bryant and Peggy Holston +
      10.3(b)*        Guarantee  Agreements  between United  Tennessee  Bankshares,  Inc. and Richard G. Harwood,  Nancy L.
                      Bryant and Peggy Holston +
      10.4            Newport Federal Savings and Loan Association Long-Term Incentive Plan, as amended. +
      10.5*           Newport Federal Savings and Loan Association Deferred Compensation Plan +
      13              2001 Annual Report to Stockholders
      21              Subsidiaries of the Registrant
      23              Consent of Pugh & Company, P.C.
---------------
*        Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
**       Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-82803).
+        Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED TENNESSEE BANKSHARES, INC.


Date:  March 28, 2002               By:  /s/ Richard G. Harwood
                                         ---------------------------------------
                                         Richard G. Harwood
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard G. Harwood                                    By:  /s/ J. William Myers
    -------------------------------------------------              ------------------------------------------------
       Richard G. Harwood                                            J. William Myers
       President and Chief Executive Officer                         Chairman of the Board and Director
       (Director and Principal Executive, Financial
        and Accounting Officer)

Date:   March 28, 2002                                            Date:  March 28, 2002


By: /s/ Tommy C. Bible                                        By:  /s/ Ben W. Hooper, III
    -------------------------------------------------              ------------------------------------------------
       Tommy C. Bible                                                 Ben W. Hooper, III
       Director                                                       Director

Date:   March 28, 2002                                            Date:  March 28, 2002


By: /s/ William B. Henry                                      By:  /s/ Robert D. Self
    -------------------------------------------------              ------------------------------------------------
       William B. Henry                                              Robert D. Self
       Director                                                      Director

Date:   March 28, 2002                                            Date:  March 28, 2002


By: /s/ Robert L. Overholt
    -------------------------------------------------
       Robert L. Overholt
       Director

Date:   March 28, 2002



                                                                      Exhibit 13


                        UNITED TENNESSEE BANKSHARES, INC.

                                  ANNUAL REPORT

                                      2001

                        United Tennessee Bankshares, Inc.
                                  P.O. Box 458
                          Newport, Tennessee 37822-0458


To Our Shareholders:

We are delighted to present this Annual Report to our stockholders. The 2001 year was a tragic year for our country and the economy. We would like to express our appreciation to all the brave people in this country that have shown the world that we will not let the terrorist win. The world will never be the same, but our economy has recovered from this blow.

United Tennessee Bankshares, Inc., has recovered from the recession, and grew from $98 million at December 31, 2000 to over $100 million at December 31, 2001. Our loan portfolio grew $3.3 million or 4.8% and our deposits grew $3.2 million or 3.9%. Shareholder equity increased by $838,000 or 6.28%. The increase in shareholder equity was accomplished while buying back and canceling 41,001 shares of stock at a cost of $372,000.

We are also pleased with our results of operations in 2001. Total interest income increased by $181,000 in 2001 while total interest expense decreased by $485,000. The increase in income and decrease in expense resulted in a larger interest rate spread. This increase was mainly due to a decrease in the cost of funds as a result of the Federal Reserve System lowering interest rates eleven times during 2001. We increased our provision for loan losses by $73,000 due to an increase in loans and an increase in loan delinquencies during the year. We increased noninterest income by $83,000 and noninterest expense by $197,000. We are pleased to report that the result of this was to increase net profit by $310,000 or 38.6%. We congratulate the staff of United Tennessee Bankshares, Inc., for their hard work that made these results possible.

The 2001 year was not a good year for stock values in general, however, UTBI stock did manage to increase in value from $8.25 on December 31, 2000, to $8.41 on December 31, 2001. We continue to strive to provide good value for our stockholders and try to assess the impact on stockholder value in all major decision-making. We continue to be a well-capitalized institution poised to take advantage of the opportunities afforded to us in our competitive market place.

Please review this Annual Report, which more fully describes our performance. We appreciate your investment in United Tennessee Bankshares, Inc., and invite your continued support of Newport Federal Bank, Newport's truly home owned community bank.


Sincerely,

/s/ Richard Harwood
-------------------
Richard Harwood
President

                        UNITED TENNESSEE BANKSHARES, INC.

     United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. (the "Company") became the holding company for Newport Federal Bank (the "Bank") upon its conversion from mutual to stock form (the "Conversion"), which was completed on January 1, 1998. In connection with the Conversion, the Company conducted an initial public offering of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remaining $6.9 million in net proceeds at the holding company level. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. The Company's assets currently consist of its investment in the Bank, an $678,000 loan to the Company's Employee Stock Ownership Plan ("ESOP") and approximately $900,000 in liquid assets.

     The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249, and its telephone number is (423) 623-6088.

     Newport Federal Bank. The Bank was organized as a federally chartered mutual savings institution in 1934 under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full-service banking offices located in Newport, Tennessee. The Bank's deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Bank attracts deposits from the general public and invests those funds in loans secured by first mortgages on owner-occupied, single-family residences in its market area and, to a lesser extent, commercial real estate loans and consumer loans. The Bank also maintains a substantial investment portfolio, consisting primarily of mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"),
obligations of the federal government and agencies and investment-grade obligations of states and political subdivisions.

     The Bank derives income principally from interest earned on loans, investment securities and other interest-earning assets. The Bank's principal expenses are interest expense on deposits and noninterest expenses such as employee compensation, deposit insurance and miscellaneous other expenses. Funds for these activities are provided principally by deposit growth, repayments of outstanding loans and investment securities, other operating revenues and, from time to time, advances from the Federal Home Loan Bank ("FHLB") of Cincinnati of which the Bank is a member.

                             MARKET FOR COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq SmallCap Market (SM) under the symbol "UTBI." There are approximately 1,341,012 shares of the Company's Common Stock outstanding, and approximately 559 record holders. The following table sets forth the high and low closing sale prices for the Common Stock as reported on the Nasdaq SmallCap Market (SM) for each quarter during the last two fiscal years along with the amount of dividends declared during each quarter.


         Quarter Ended               High             Low             Dividends
         -------------               ----             ---             ---------

         March 31, 2001             $ 9.25          $ 8.25             $ 0.00
         June 30, 2001                9.25            8.25               0.30
         September 30, 2001           9.20            8.40               0.00
         December 31, 2001            9.10            8.41               0.00

         March 31, 2000             $11.00         $  9.75             $ 0.00
         June 30, 2000               10.625          10.125              0.30
         September 30, 2000          10.313           9.25               0.00
         December 31, 2000            9.75            8.00               0.00



     On November 30, 1999, the Company paid a special distribution of $4.00 per share. Based on a private letter ruling received from the Internal Revenue Service, the distribution was treated as a tax-free return of capital rather than as a taxable dividend. The payment of dividends is subject to determination and declaration by the Company's Board of Directors. The payment of future dividends will be subject to the requirements of applicable law and the determination by the Company's Board of Directors that its net income, capital and financial condition, thrift industry trends and general economic conditions justify the payment of dividends, and it can provide no assurance that dividends will be paid or, if paid, will continue to be paid in the future. Under Tennessee law, dividends may be paid upon determination that following payment of the dividend the Company would be able to pay its debts in the ordinary course of business and its assets would exceed its liabilities.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Selected Consolidated Financial Condition Data
                                                                              At December 31,
                                                 --------------------------------------------------------------
                                                   2001            2000         1999         1998        1997
                                                 --------        --------     --------     --------    --------
                                                                  (Dollars in thousands)
Total assets................................   $    100,811   $   98,553   $   94,120   $   97,070   $   90,008
Loans receivable, net.......................         72,200       68,878       61,516       53,346       47,158
Cash received for stock
  subscriptions.............................             --           --           --           --       23,598
Other cash and amounts due from
  depository institutions...................          2,123        3,067        2,387        6,131        1,892
Investment securities:
    Available for sale......................         24,398       24,357       27,935       33,022       15,204
    Held to maturity........................             --           --           --        2,431        1,077
Escrow accounts for stock
  subscriptions.............................             --           --           --           --       23,598
Other deposits..............................         84,810       81,614       73,810       69,835       58,071
Shareholders' equity........................         14,168       13,330       11,901       19,970        7,052

Number of:
   Real estate loans........................          1,483        1,495        1,416        1,433        1,427
   Deposit accounts.........................          8,434        8,719        8,115        8,488        7,532
   Offices..................................              3            3            3            3            2

Selected Consolidated Operations Data
                                                                       Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                   2001            2000         1999         1998         1997
                                                 --------        --------     --------     ---------    --------
                                                     (Dollars in thousands, except per share data)

Interest income............................      $    7,432   $    7,251   $    6,719   $    5,783   $    5,120
Interest expense...........................           3,608        4,093        3,328        2,609        2,711
                                                 ----------   ----------   ----------   ----------   ----------
Net interest income........................           3,824        3,158        3,391        3,174        2,409
Provision for loan losses..................             110           37           24           24          150
                                                 ----------   ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses................           3,714        3,121        3,367        3,150        2,259
Noninterest income.........................             359          276          133          167          121
Noninterest expense........................           2,437        2,240        2,299        1,547        1,361
                                                 ----------   ----------   ----------   ----------   ----------
Income before income taxes and
  accounting change........................           1,636        1,157        1,201        1,770        1,019
Income taxes...............................             525          355          458          652          365
                                                 ----------   ----------   ----------   ----------   ----------
Income before accounting change............           1,111          802          743        1,118          654
Net effect of change in accounting
  principle................................              --           --           --          (16)          --
                                                 ----------   ----------   ----------   ----------   ----------
Net income.................................      $    1,111   $      802   $      743   $    1,102   $      654
                                                 ==========   ==========   ==========   ==========   ==========
Earnings per share:
  Basic....................................      $    0.82    $     0.58   $     0.54   $     0.77          n/a
                                                 ==========   ==========   ==========   ==========   ==========
  Fully diluted............................      $    0.82    $     0.58   $     0.53   $     0.77          n/a
                                                 ==========   ==========   ==========   ==========   ==========


                                                 Selected Ratios
                                                                     At or for the
                                                                Year Ended December 31,
                                                 ------------------------------------------------------------
                                                   2001         2000         1999         1998         1997
                                                 --------     --------     --------     --------     --------
Performance Ratios:
  Return on average assets (net income
    divided by average total assets).............   1.09%       0.83%        0.78%         1.37%        1.01%
  Return on average equity (net income
    divided by average equity)...................   7.77        6.36         4.30          5.49         9.94
  Dividend Payout Ratio (dividends
    per share divided by earnings
    per share)...................................  36.59       51.72       796.30         38.96          n/a
  Interest rate spread (combined
    weighted average interest rate
    earned less combined weighted
    average interest rate cost)..................   3.30        2.70         2.90          3.00         3.30
  Net interest margin (net interest
    income divided by average
    interest-earning assets).....................   3.86        3.40         3.60          4.10         3.84
  Ratio of average interest-earning
    assets to average interest-bearing
    liabilities.................................. 115.29      114.60       121.60        130.60       109.30
  Ratio of noninterest expense to
    average total assets.........................   2.40        2.33         2.40          1.94         2.09
  Efficiency Ratio (noninterest expense
    divided by total of net interest income
    and noninterest income)......................  58.26       65.23        65.23         46.80        53.81

Asset Quality Ratios:
  Nonperforming assets to total assets
    at end of period.............................   0.99         .57         0.48          0.50         0.93
  Nonperforming loans to total loans at
    end of period................................   1.38         .79         0.59          0.88         1.70
  Allowance for loan losses to total
    loans at end of period.......................   1.00        0.95         1.06          1.18         1.31
  Allowance for loan losses to non-
    performing loans at end of
    period.......................................  72.33      118.28       175.33        132.98        76.73
  Provision for loan losses to total
    loans .......................................   0.15        0.05         0.04          0.04         0.31
  Net charge-offs to average loans
    outstanding..................................   0.07        0.06         0.01          0.02         0.03

Capital Ratios:
  Equity to total assets at end of period........  14.05       13.53        12.64         20.57         7.83
  Average equity to average assets...............  14.05       13.10        18.08         24.95        10.12

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The Company's principal business activities are conducted through its wholly owned subsidiary, the Bank. The Bank's principal business consists of accepting deposits from the general public through its main office and branch offices and investing those funds in loans secured by one-to-four-family residential properties located in its primary market area. The Bank also maintains a portfolio of investment securities and originates a limited amount of commercial real estate loans and consumer loans. The Bank's investment securities portfolio consists of U.S. Treasury and U.S. government agency securities, local municipal bonds and mortgage-backed securities which are guaranteed as to principal and interest by the FHLMC, GNMA, FNMA or other governmental agencies. The Bank also maintains an investment in FHLB of Cincinnati common stock and FHLMC stock.

     The Bank's net income primarily depends on its net interest income, which is the difference between interest income earned on loans and investment securities and interest paid on customers' deposits, FHLB advances, and other borrowings. The Bank's net income is also affected by noninterest income, such as service charges on customers' deposit accounts, loan service charges and other fees, and noninterest expense, primarily consisting of compensation expense, deposit insurance and other expenses incidental to its operations.

     The Bank's operations and those of the thrift industry as a whole are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. The Bank's lending activities are influenced by demand for and supply of housing and competition among lenders and the level of interest rates in its market area. The Bank's deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in its market area.

Asset/Liability Management

     Net interest income, the primary component of the Company's net income, is determined by the difference or "spread" between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities, and the relative amounts of such assets and liabilities. Key components of an asset/liability strategy are the monitoring and managing of interest rate sensitivity on both the interest-earning assets and interest-bearing liabilities. The matching of its assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on its net portfolio value.

     An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, its net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. If its assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates, but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the traditional savings institution business of originating long term loans funded by short-term deposits by pursuing the following strategies: (i) it has historically maintained liquidity and capital levels to compensate for unfavorable movements in market interest rates; and (ii) in order to mitigate the adverse effect of interest rate risk on future operations, it emphasizes the origination of variable rate mortgage loans, and it makes limited amounts of shorter term consumer loans.

     The OTS requires the Bank to measure its interest rate risk by computing estimated changes in the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on its NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Bank's board of directors has adopted an interest rate risk policy which establishes maximum decreases in its estimated NPV in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively.

     The following table sets forth its policy limits and certain calculations, based on information provided to the Bank by the OTS, with respect to the sensitivity of its NPV to changes in market interest rates at December 31, 2001.

                                                     Change in NPV
      Change in                          --------------------------------------
Market Interest Rates                    Policy Limit               Computation
---------------------                    ------------               -----------

            +3%                                (50)%                     (32)%
            +2%                                (25)                      (21)
            +1%                                (10)                      (10)
             0%                                 --                        --
            -1%                                (10)                        *
            -2%                                (25)                        *
            -3%                                (50)                        *
------
* No loss calculated.

     These calculations indicate that the Bank's net portfolio value could be adversely affected by increases in interest rates. Changes in interest rates also may affect the Company's net interest income, with increases in rates expected to decrease income and decreases in rates expected to increase income, as the Company's interest-bearing liabilities would be expected to mature or reprice more quickly than its interest-earning assets.

     While the Company cannot predict future interest rates or their effects on its NPV or net interest income, it does not expect current interest rates to have a material adverse effect on its NPV or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     The Company's Board of Directors is responsible for reviewing its asset and liability policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Company's management is responsible for administering the policies and determinations of the Board of Directors with respect to its asset and liability goals and strategies.

Average Balances, Interest and Average Yields

     The following table sets forth information about the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield of interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Average balances are derived from month-end balances. The Company does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented. The average balance and average yield on investment securities is based on the estimated fair value of securities available for sale. The average balance of loans receivable includes delinquent loans, which are not considered significant. The average balance of equity includes the net unrealized gain on available for sale securities. The following table does not reflect any effect of income taxes, which is not considered to significant to the yield on investment securities.

     The following table also sets forth information for the periods indicated about the difference between the Company's weighted average yield earned on interest-earning assets and its weighted average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. Whenever interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.



                                                                       For the Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 2001                             2000                             1999
                                    ----------------------------    -------------------------------    -----------------------------
                                                         Average                            Average                          Average
                                    Average               Yield/    Average                  Yield/    Average                Yield/
                                    Balance     Interest   Cost     Balance     Interest      Cost     Balance     Interest    Cost
                                                                           (Dollars in thousands)
Assets
Interest-earning assets:
Loans receivable (1).............   $72,158    $ 5,962     8.3%     $  65,197  $ 5,480       8.4%      $ 57,431   $   4,768    8.3%
Investment securities............    24,388      1,362     5.6         26,146    1,603       6.1         31,694       1,735    5.5
Other interest-earning assets....     2,590        108     4.2          2,727      168       6.2          4,259         216    5.1
                                    -------    -------              ---------  -------                 --------   ---------
    Total interest-earning assets    99,136      7,432     7.5         94,070    7,251       7.7         93,384       6,719    7.2
Noninterest-earning assets.......     2,595         --                  2,267       --                    2,211          --
                                    -------    -------              ---------  -------                 --------   ---------
    Total assets.................   $101,730   $ 7,432              $  96,337  $ 7,251                 $ 95,595   $   6,719
                                    ========   =======              =========  =======                 ========   =========

Interest-bearing liabilities:
  Deposits.......................   $85,330    $ 3,570     4.2      $  77,712  $ 3,779       4.9       $ 71,822   $   3,077    4.3
  FHLB advances and note payable.       658         38     5.8          4,360      314       7.2          4,995         251    5.0
                                    -------    -------              ---------  -------                 --------   ---------
  Total interest-bearing liabilities 85,987      3,608     4.2         82,072    4,093       5.0         76,817       3,328    4.3
Noninterest-bearing liabilities..     1,452         --                  1,649       --                    1,494          --
                                    -------    -------              ---------  -------                 --------   ---------
    Total liabilities............    87,440      3,608                 83,721    4,093                   78,311       3,328

Shareholders' equity.............    14,291         --                 12,616       --                   17,284          --
                                    -------    -------              ---------  -------                 --------   ---------
    Total liabilities and equity.   $101,730   $ 3,608              $  96,337  $ 4,093                 $ 95,595   $   3,328
                                    ========   =======              =========  =======                 ========   =========

Net interest income..............              $ 3,824                         $ 3,158                            $   3,391
                                               =======                         =======                            =========
Interest rate spread.............                          3.3%                              2.7%                              2.9%
                                                          ====                              ====                              ====
Net interest margin..............                          3.9%                              3.4%                              3.6%
                                                          ====                              ====                              ====
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities....................                        115.3%                            114.6%                            121.6%
                                                         =====                            ======                             =====

----------------
(1)  Includes nonaccrual loans.

Rate/Volume Analysis

     The following table sets forth information about changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by prior period rate); and (ii) changes in rate (changes in rate multiplied by prior period volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) have been allocated between changes in rate and changes in volume proportionately.

                                                             Year Ended December 31,
                                          -----------------------------------------------------------------
                                              2001         vs.      2000      2000         vs.         1999
                                          ------------------------------      -----------------------------
                                                  Increase (Decrease)             Increase (Decrease)
                                                       Due to                            Due to
                                          Volume         Rate      Total     Volume       Rate       Total
                                          ------         ----      -----     ------       ----       -----
                                                                    (In thousands)
Interest income:
  Loans receivable....................   $   551     $   (69)   $    482    $   654    $    58      $  712
  Investment securities...............      (108)       (133)       (241)      (315)       183        (132)
  Other interest-earning assets.......        (8)        (52)        (60)       (89)        41         (48)
                                         -------     -------    --------    -------    -------      ------
      Total interest-earning assets...       435        (254)        181        250        282         532
                                         -------     -------    --------    -------    -------      ------

Interest expense:
  Deposits............................       390        (599)       (209)       260        442         702
  FHLB advances and note payable......      (225)        (51)       (276)       (35)        98          63
                                         -------     -------    --------    -------    -------      ------
      Total interest-bearing liabilities     165        (650)       (485)       225        540         765
                                         -------     -------    --------    -------    -------      ------
Change in net interest income.........   $   270     $   396    $    666    $    25    $  (258)     $ (233)
                                         =======     =======    ========    =======    =======      ======


Comparison of Financial Condition at December 31, 2000 and December 31, 1999

     Total assets increased $2.2 million, or 2.2%, from $98.6 million at December 31, 2000 to $100.8 million at December 31, 2001. The Company's asset increase was attributable principally to an increase in loans of $3.3 million offset by a decrease in cash and amounts due from depository institutions of approximately $944,000.

     Investment securities available for sale remained unchanged from December 31, 2000 to December 31, 2001 at $24.4 million. The Company receives principal repayments on mortgage-backed securities and proceeds from maturities and sales of investment securities available for sale. The Company has reinvested the proceeds from maturities and sales of investment securities.

     Loans receivable increased $3.3 million, or 4.8% from $68.9 million at December 31, 2000 to $72.2 million at December 31, 2001 as originations exceeded repayments for the period by approximately $3.3 million. Loan growth occurred primarily in the one-to-four-family residential loan portfolio, which increased $3.8 million, or 7.1%.

     Total deposits increased $3.2 million, or 3.9%, from $81.6 million at December 31, 2000 to $84.8 million at December 31, 2001. The increase was primarily due money market deposit account growth of $6.0 million or 217.2% offset by a decrease in Certificate of deposit balances of $4.9 million, or 8.1%. As certificate of deposit rates fell in 2001, customers moved money into the money market demand accounts anticipating rate increases in later periods.

     During 2001, the Company repaid $1.8 million in borrowings from the FHLB of Cincinnati.

     The Company's shareholders' equity increased $838,000, or 6.3% from $13.3 million at December 31, 2000 to $14.2 million at December 31, 2001. The increase was due principally to net income of $1.1 million and other comprehensive income of $114,000 and distribution of stock held in trust accounts of $398,000. The increase in retained earnings was partially offset by $415,000 of dividends paid to shareholders during the year and the repurchase and retirement of $372,000 of common stock.

Comparison of Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

     Net income was $1,111,000 for the year ended December 31, 2001 compared to net income of $802,000 for the year ended December 31, 2000 and net income of $743,000 for the year ended December 31, 1999. The increase in net income during 2001 was due to an increase in interest income and a decrease in interest expense. Net income for 2001 resulted in a return on average assets of 1.09% compared to 0.83% for 2000 and 0.78% for 1999, and a return on average equity of 7.77% for 2001 as compared to 6.36% for 2000 and 4.30% for 1999.

     Interest Income. Interest income totaled $7.4 million, $7.3 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily due to increases in the average balance of interest-bearing assets during each of the last three years. The average yield on interest-earning assets decreased to 7.5% in 2001 from 7.7% in 2000. The average yield increased compared to the 1999 yield of 7.2%. The decrease in 2001 was attributable to a decrease in rates on loans, investment securities and other interest-earning assets. During 2001, the Federal Reserve lowered its target federal funds rate eleven times for a 475 basis point decrease. The average balance of interest-earning assets increased $5.1 million in 2001, $686,000 in 2000 and $15.7 million in 1999 primarily in response to corresponding increases in deposit accounts and borrowings.

     The Company's primary source of interest income for the three-year period ended December 31, 2001 was from loans receivable. Interest income from loans receivable was $6.0 million, $5.5 million and $4.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The average yield earned on loans receivable was 8.3% in 1999, increased to 8.4% in 2000 and decreased to 8.3% in 2001. The average balances of loans receivable increased during the period with a $5.9 million increase in 1999, a $7.8 million increase in 2000 and a $7.0 million increase in 2001 due to strong loan demand in the Bank's market area. Interest income on investment securities decreased in 2001 by $241,000 due to a 50 basis point decrease in average rates, and decreased in 2000 by $132,000 due to a $5.5 million decrease in average balances and a 60 basis point decrease in average rates, and increased in 1999 by $470,000 due to a $9.6 million increase in average balances and a 20 basis point decrease in average rates.

     Interest Expense. Interest expense totaled $3.6 million, $4.1 million and $3.3 million for the three years ended December 31, 2001, 2000 and 1999, respectively. The decrease in interest expense during 2001 was due to an 80 basis point decrease in average rates. Since the average rate received on the Bank's interest-earning assets decreased, management reduced the interest rates paid on interest-bearing liabilities. The increase in interest expense during 2000 was due to a $5.3 million increase in average interest-bearing liabilities and a 70 basis point increase in average rates. The increase in interest expense during 1999 was due to a $17.4 million increase in average interest-bearing liabilities, and a 10 basis point reduction in average rates.

     Net Interest Income. Net interest income was $3.8 million, $3.2 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999. The net interest spread for 2001 was 3.3% compared to 2.7% in 2000 and 2.9% in 1999. During 1999, the Company significantly increased its level of interest-bearing liabilities to offset the decline in funding from equity resulting from the return of capital distribution. As a result of this change in the balance sheet, the ratio of average interest-earning assets to average interest-bearing liabilities declined to 121.6% in 1999 from 130.6% in 1998, but increased from 114.6% in 2000 to 115.3% in 2001. This change in the asset/liability mix has put pressure on the Company's net interest margin which declined in 2000 to 3.4% from 3.6% in 1999. However, in 2001, the Company's net interest margin increased to 3.9% primarily due to the increase in the loan portfolio and the general decrease in the interest rate environment. Since the Bank is liability sensitive, it usually will have increases in net interest income in a falling rate environment.

     Provision for Loan Losses. The provision for loan losses was $110,000 in 2001 and $37,000 in 2000 and $24,000 in 1999. The amount of provision for any period is determined as of the end of the period based on a comparison of the amount of existing loan loss reserves with management's analysis of various risk factors that affect the loan portfolio. In 2001, the Company increased its provision to $110,000 for the year due to an increase in the Bank's classified assets and the increase in the loan portfolio. In 2000 the Bank's past-due loans and classified assets increased slightly so the Company increased its provision to $37,000 compared to $24,000 for 1999. At December 31, 2001, the ratio of the allowance to nonperforming loans was 72.3%.

     Noninterest  Income.  Noninterest  income for the years ended  December 31,
2001,  2000  and  1999  was  $359,000,  $276,000  and  $134,000,   respectively.
Noninterest income consists primarily of customer service fees related to customers' deposit accounts and loan service charges. Noninterest income increased from 2000 to 2001 due to increased loan volume, which increased related fee income, and an increase in our deposit fees. Noninterest income increased from 1999 to 2000 due to an increase in the number of deposit accounts and the restructuring of deposit fees.

     Noninterest Expense. Noninterest expense for the years ended December 31, 2001, 2000 and 1999 was $2.4 million, $2.2 million and $2.3 million, respectively. The increase in noninterest expense in 2001 was primarily due to increases in compensation and benefits expense, data processing fees and advertising and promotion fees. The decrease in noninterest expense in 2000 was primarily due to slight decreases in compensation and benefits expense, occupancy and equipment expense, and professional fees.

     The Company's operating efficiency, measured by its efficiency ratios (noninterest expense divided by the total of net interest income and noninterest income), for the years ended December 31, 2001, 2000, and 1999 was 58.3%, 65.2% and 65.2%. The decrease in the ratio during 2001 was due to an increase in net interest income and noninterest income with a corresponding smaller increase in noninterest expense. The ratios of noninterest expense to average total assets were 2.4%, 2.3%, and 2.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

     Income Taxes. The Company's effective tax rate was 32.1%, 30.7%, and 38.0% for the years ended December 31, 2001, 2000 and 1999, respectively. For 1999, the Company's effective tax rate exceeded the federal statutory rate of 34% primarily because of state excise taxes. The Company's effective tax rate for 2001 and 2000 decreased due to adjustments in the Bank's deferred income tax liabilities in accordance with applicable accounting standards. See Note 8 of the Notes to Consolidated Financial Statements.

Sources of Capital and Liquidity

     The Bank has historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. The Company seeks to maintain high levels of regulatory capital to give the Company maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of its policy of moderate growth generally confined to its market area. Average equity to average total assets at December 31, 2001, 2000 and 1999 was 14.1%, 13.1%, and 18.1%,
respectively. At December 31, 2001, the Bank exceeded all current regulatory capital requirements and met the definition of a "well capitalized" institution, the highest regulatory category.

     The net proceeds of the Conversion retained by the Company on January 1, 1998 have provided sufficient funds for its initial operations. The Company's primary sources of liquidity in the future will be dividends paid by the Bank and repayment of the ESOP loan. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     The Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of lending and investment opportunities and deposit pricing, and in order to meet funding needs of deposit outflows and loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding.

     The Company's most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on its operating, financing and investing activities during any given period. At December 31, 2001, 2000 and 1999, cash and amounts due from depository institutions totaled $2.1 million, $3.1 million and $2.4 million, respectively.

     The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Company does not solicit deposits outside of its market area through brokers or other financial institutions.

     The Company has also designated all of its investment securities as available for sale in order to meet liquidity demands. At December 31, 2001, it had designated securities with a fair value of $24.4 million as available for sale. In addition to internal sources of funding, the Company as a member of the FHLB of Cincinnati has substantial borrowing authority with the FHLB. The Company's use of a particular source of funds is based on need, comparative total costs and availability.

     At December 31, 2001, the Company had outstanding approximately $3.7 million in commitments to originate loans and unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $51.0 million. The Company anticipates that it will have resources to meet its current commitments through internal funding sources described above. Historically, it has been able to retain a significant amount of its certificates of deposit as they mature.

Impact of Inflation and Changing Prices

     The financial statements and related notes appearing elsewhere in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation.

     Virtually all of the Company's assets and liabilities are monetary. As a result, changes in interest rates have a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Accounting Standards

     The following are recently issued accounting standards, which the Company has yet to adopt. For information about recent accounting standards, which it has adopted, see the Notes to Consolidated Financial Statements in this report.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 does not alter the accounting required by SFAS No. 72. SFAS No. 142 is effective on January 1, 2002. Since the Company's intangible asset associated with its branch purchase is accounted for in accordance with SFAS No. 72, the Company will not change its amortization of its intangible asset.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company does not have any legal obligations as described above, this statement is not expected to have any impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

                        [PUGH & COMPANY, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
United Tennessee Bankshares, Inc.
Newport, Tennessee

We have audited the accompanying consolidated statements of financial condition of United Tennessee Bankshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Tennessee Bankshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.

                                           Pugh & Company, P.C.
                                           Certified Public Accountants
                                           March 21, 2002

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        As of December 31,             2001                 2000
                                                                                   -------------        ------------
  ASSETS
  Cash and Amounts Due From Depository Institutions                                $  2,123,180         $ 3,066,801
  Investment Securities Available for Sale,
   at Fair Value                                                                     24,397,891          24,356,927
  Loans Receivable, Net                                                              72,200,227          68,878,103
  Premises and Equipment, Net                                                           496,373             469,780
  Accrued Interest Receivable                                                           602,659             602,934
  Excess of Cost Over Fair Value of Net Assets Acquired                                 953,233           1,033,225
  Prepaid Expenses and Other Assets                                                      37,264             145,663
                                                                                   -------------        -----------
  TOTAL ASSETS                                                                     $100,810,827         $98,553,433
                                                                                   =============        ===========
  LIABILITIES AND EQUITY
  LIABILITIES
   Deposits:
    Demand                                                                         $ 29,152,923         $21,077,763
    Term                                                                             55,656,903          60,535,928
                                                                                   -------------        -----------
     Total Deposits                                                                  84,809,826          81,613,691

   Advances From Federal Home Loan Bank                                                       0           1,753,134
   Accrued Interest Payable                                                             161,554             300,063
   Accrued Income Taxes                                                                   1,995                   0
   Deferred Income Taxes                                                                868,896             841,076
   Accrued Benefit Plan Liabilities                                                     743,177             643,268
   Other Liabilities                                                                     57,628              72,070
                                                                                   -------------        -----------
     Total Liabilities                                                               86,643,076          85,223,302
                                                                                   -------------        -----------
  SHAREHOLDERS' EQUITY
   Common Stock - No Par Value, Authorized 20,000,000
    Shares; Issued and Outstanding 1,341,012 Shares
    in 2001 (1,382,013 Shares in 2000)                                               12,719,235          13,091,119
   Unearned Compensation - Employee Stock Ownership Plan                               (678,370)           (842,967)
   Shares in Grantor Trust - Contra Account                                            (195,149)           (183,449)
   Shares in MRP Plan - Contra Account                                                 (209,770)           (389,894)
   Shares in Stock Option Plan Trusts - Contra Account                               (1,591,409)         (1,656,569)
   Retained Earnings                                                                  2,835,393           2,138,547
   Accumulated Other Comprehensive Income                                             1,287,821           1,173,344
                                                                                   -------------        -----------
     Total Shareholders' Equity                                                      14,167,751          13,330,131
                                                                                   -------------        -----------
  TOTAL LIABILITIES AND EQUITY                                                     $100,810,827         $98,553,433
                                                                                   =============        ===========


     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                       For the Years Ended December 31,          2001              2000              1999
                                                                              -----------       -----------       -------

INTEREST INCOME
 Loans                                                                        $5,962,213        $5,479,812        $4,767,963
 Investment Securities                                                         1,362,166         1,603,282         1,734,348
 Other Interest-Earning Assets                                                   108,078           168,082           216,285
                                                                              -----------       -----------       ----------
  Total Interest Income                                                        7,432,457         7,251,176         6,718,596
                                                                              -----------       -----------       ----------
INTEREST EXPENSE
 Deposits                                                                      3,569,976         3,778,952         3,076,826
 Advances From Federal Home Loan Bank and Note Payable                            38,393           314,370           250,986
                                                                              -----------       -----------       ----------
  Total Interest Expense                                                       3,608,369         4,093,322         3,327,812
                                                                              -----------       -----------       ----------
NET INTEREST INCOME                                                            3,824,088         3,157,854         3,390,784

PROVISION FOR LOAN LOSSES                                                        110,000            37,000            24,000
                                                                              -----------       -----------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                               3,714,088         3,120,854         3,366,784
                                                                              -----------       -----------       ----------
NONINTEREST INCOME
 Deposit Account Service Charges                                                 239,408           188,616           135,274
 Loan Service Charges and Fees                                                    76,072            70,534            58,298
 Net Gain (Loss) on Sales of Investment Securities
  Available for Sale                                                               3,200            (8,834)          (81,248)
 Other                                                                            40,176            25,552            21,408
                                                                              -----------       -----------       ----------
  Total Noninterest Income                                                       358,856           275,868           133,732
                                                                              -----------       -----------       ----------
NONINTEREST EXPENSE
 Compensation and Benefits                                                     1,251,867         1,118,375         1,133,759
 Occupancy and Equipment                                                         214,368           218,359           228,380
 Federal Deposit Insurance Premiums                                               48,000            48,000            52,396
 Data Processing Fees                                                            259,992           236,467           233,931
 Advertising and Promotion                                                        97,598            79,207            82,248
 Amortization                                                                     80,992            80,992            80,992
 Other                                                                           483,863           458,560           487,302
                                                                              -----------       -----------       ----------
  Total Noninterest Expense                                                    2,436,680         2,239,960         2,299,008
                                                                              -----------       -----------       ----------
INCOME BEFORE INCOME TAXES                                                     1,636,264         1,156,762         1,201,508

INCOME TAXES                                                                     524,814           354,851           458,142
                                                                              -----------       -----------       ----------
NET INCOME                                                                    $1,111,450        $  801,911        $  743,366
                                                                              ===========       ===========       ==========
EARNINGS PER SHARE:
 Basic                                                                        $     0.82        $     0.58        $     0.54
                                                                              ===========       ===========       ==========
 Diluted                                                                      $     0.82        $     0.58        $     0.53
                                                                              ===========       ===========       ==========


     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                             For the Years Ended December 31,           2001              2000               1999
                                                                     -----------       -----------       --------
NET INCOME                                                           $1,111,450        $  801,911        $   743,366
                                                                     -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized Gains (Losses) on Investment
  Securities Available for Sale                                         187,839         1,110,758         (1,234,419)

 Reclassification Adjustment for Gains/Losses
  Included in Net Income                                                 (3,200)            8,834             81,248

 Income Taxes Related to Unrealized Gains/Losses
  on Investment Securities Available for Sale                           (70,162)         (425,445)           438,204
                                                                     -----------       -----------       -----------
   Other Comprehensive Income (Loss), Net of Tax                        114,477           694,147           (714,967)
                                                                     -----------       -----------       ------------
COMPREHENSIVE INCOME                                                 $1,225,927        $1,496,058        $    28,399
                                                                     ===========       ===========       ===========

     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 2001


                                                                                             Shares in
                                                                                              Grantor       Shares in
                                                                              Unearned        Trust -      MRP Plan -
                                                               Common       Compensation-     Contra         Contra
                                                                Stock           ESOP          Account       Account
                                                                -----           ----          -------       -------
BALANCES, JANUARY 1, 1999                                    $13,091,119     $(1,129,086)    $(137,210)    $       0

Net Income                                                            0                0             0             0

Dividends Paid                                                        0                0             0             0

Payment on ESOP Loan With ESOP Contribution                           0          124,458             0             0
 and Dividends Received

Purchase of Additional Shares of Common Stock                         0                0        (8,178)            0
 Pursuant to Grantor Trust

Return of Capital Dividend Used to Purchase
 Additional Shares of Common Stock                                    0                0       (56,244)            0

Purchase of Shares of Common Stock Pursuant to MRP Plan               0                0             0      (712,033)

Issuance of Shares of Common Stock Pursuant to MRP Plan               0                0             0       155,559

Purchase of Shares of Common Stock Pursuant
 to Stock Option Plan                                                 0                0             0             0

Other Comprehensive Loss                                              0                0             0             0
                                                            ------------     ------------    ----------    ---------
BALANCES, DECEMBER 31, 1999                                  13,091,119       (1,004,628)     (201,632)     (556,474)

Net Income                                                            0                0             0             0

Dividends Paid                                                        0                0             0             0

Payment on ESOP Loan With ESOP Contribution                           0          161,661             0             0
 and Dividends Received

Purchase of Additional Shares of Common Stock                         0                0       (20,469)            0
 Pursuant to Grantor Trust

Distribution of Shares of Common Stock Pursuant                       0                0        38,652             0
 to Grantor Trust

Distribution of Shares of Common Stock Pursuant                       0                0             0       166,580
 to MRP Plan

Decrease in Cost of Shares in Stock Option Plan                       0                0             0             0

Other Comprehensive Income                                            0                0             0             0
                                                            ------------     ------------    ----------    ---------
BALANCES, DECEMBER 31, 2000                                  13,091,119         (842,967)     (183,449)     (389,894)

Repurchase and Retirement of Common Stock                      (371,884)               0             0             0

Net Income                                                            0                0             0             0

Dividends Paid                                                        0                0             0             0

Payment on ESOP Loan With ESOP Contribution                           0          164,597             0             0
 and Dividends Received

Purchase of Additional Shares of Common Stock                         0                0       (11,700)            0
 Pursuant to Grantor Trust

Distribution of Shares of Common Stock Pursuant                       0                0             0       180,124
 to MRP Plan

Decrease in Cost of Shares in Stock Option Plan Trusts                0                0             0             0

Other Comprehensive Income                                            0                0             0             0
                                                            ------------     ------------    ----------    ---------
BALANCES, DECEMBER 31, 2001                                 $12,719,235      $  (678,370)    $(195,149)    $(209,770)
                                                            ============     ============    ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (CONTINUED)

For the Three Years Ended December 31, 2001

                                                                     Shares in                        Accumulated
                                                                    Stock Option                        Other           Total
                                                                  Plan-Contra         Retained      Comprehensive    Shareholders'
                                                                       Account        Earnings      Income (Loss)       Equity
                                                                       -------        --------      -------------       ------
BALANCES, JANUARY 1, 1999                                           $         0     $ 6,950,529       $1,194,164      $19,969,516

Net Income                                                                    0         743,366                0          743,366

Dividends Paid                                                                0      (5,942,656)               0       (5,942,656)

Payment on ESOP Loan With ESOP Contribution                                   0               0                0          124,458
 and Dividends Received

Purchase of Additional Shares of Common Stock                                 0               0                0           (8,178)
 Pursuant to Grantor Trust

Return of Capital Dividend Used to Purchase
 Additional Shares of Common Stock                                            0               0                0          (56,244)

Purchase of Shares of Common Stock Pursuant to MRP Plan                       0               0                0         (712,033)

Issuance of Shares of Common Stock Pursuant to MRP Plan                       0               0                0          155,559

Purchase of Shares of Common Stock Pursuant
 to Stock Option Plan                                                (1,657,722)              0                0       (1,657,722)

Other Comprehensive Loss                                                      0               0         (714,967)        (714,967)
                                                                    ------------    ------------      -----------     ------------
BALANCES, DECEMBER 31, 1999                                          (1,657,722)      1,751,239          479,197       11,901,099

Net Income                                                                    0         801,911                0          801,911

Dividends Paid                                                                0        (414,603)               0         (414,603)

Payment on ESOP Loan With ESOP Contribution                                   0               0                0          161,661
 and Dividends Received

Purchase of Additional Shares of Common Stock                                 0               0                0          (20,469)
 Pursuant to Grantor Trust

Distribution of Shares of Common Stock Pursuant                               0               0                0           38,652
 to Grantor Trust

Distribution of Shares of Common Stock Pursuant                               0               0                0          166,580
 to MRP Plan

Decrease in Cost of Shares in Stock Option Plan                           1,153               0                0            1,153

Other Comprehensive Income                                                    0               0          694,147          694,147
                                                                    ------------    ------------      -----------     -----------
BALANCES, DECEMBER 31, 2000                                          (1,656,569)      2,138,547        1,173,344       13,330,131

Repurchase and Retirement of Common Stock                                     0               0                0         (371,884)

Net Income                                                                    0       1,111,450                0        1,111,450

Dividends Paid                                                                0        (414,604)               0         (414,604)

Payment on ESOP Loan With ESOP Contribution                                   0               0                0          164,597
 and Dividends Received

Purchase of Additional Shares of Common Stock                                 0               0                0          (11,700)
 Pursuant to Grantor Trust

Distribution of Shares of Common Stock Pursuant                               0               0                0          180,124
 to MRP Plan

Decrease in Cost of Shares in Stock Option Plan Trusts                   65,160               0                0           65,160

Other Comprehensive Income                                                    0               0          114,477          114,477
                                                                    ------------    ------------      -----------     -----------
BALANCES, DECEMBER 31, 2001                                         $(1,591,409)    $ 2,835,393       $1,287,821      $14,167,751
                                                                    ============    ============      ===========     ===========

     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Years Ended December 31,         2001             2000               1999
                                                                                 ------------     ------------       --------
OPERATING ACTIVITIES
Net Income                                                                       $ 1,111,450      $   801,911        $   743,366
                                                                                 ------------     ------------       -----------
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses                                                         110,000           37,000             24,000
   Depreciation                                                                       62,521           56,339             56,743
   Amortization                                                                       80,992           80,992             80,991
   Amortization of Investment Securities Premiums and
    Discounts, Net                                                                    43,993           (3,392)            34,361
   Increase in Unearned Loan Fees                                                     24,952           39,670             26,489
   Net Loss on Sales of Foreclosed Real Estate                                        21,944           19,454                  0
   Federal Home Loan Bank Stock Dividends                                            (55,300)         (56,100)           (48,100)
   Net (Gain) Loss on Sales of Investment Securities
    Available for Sale                                                                (3,200)           8,834             81,248
   Deferred Income Taxes (Benefit)                                                   (42,343)         (41,107)            35,419
   (Increase) Decrease in:
    Accrued Interest Receivable                                                          275         (163,955)             3,544
    Prepaid Expenses and Other Assets                                                107,399            1,254           (119,441)
   Increase (Decrease) in:
    Accrued Interest Payable                                                        (138,509)          16,539             (6,214)
    Accrued Income Taxes                                                               1,995                0            (20,185)
    Accrued Benefit Plan Liabilities                                                  99,909           24,543            300,442
    Other Liabilities                                                                (14,442)         (10,978)            (6,192)
                                                                                 ------------     ------------       ------------
     Total Adjustments                                                               300,186            9,093            443,105
                                                                                 ------------     ------------       -----------
      Net Cash Provided by Operating Activities                                    1,411,636          811,004          1,186,471
                                                                                 ------------     ------------       -----------
INVESTING ACTIVITIES
 Purchase of Investment Securities Available for Sale                             (9,884,107)      (2,933,564)        (5,519,545)
 Proceeds From Sales of Investment Securities
  Available for Sale                                                                 163,200        1,456,101          2,460,469
 Proceeds From Maturities of Investment Securities
  Available for Sale                                                               4,660,000          500,000          2,000,000
 Principal Payments Received on Investment Securities
  Available for Sale                                                               5,219,089        5,725,869          6,245,777
 Purchases of Investment Securities Held to Maturity                                       0                0           (449,515)
 Proceeds From Maturities of Investment Securities
  Held to Maturity                                                                         0                0            984,354
 Principal Payments Received on Investment Securities
  Held to Maturity                                                                         0                0            576,512
 Net Increase in Loans                                                            (3,480,772)      (7,402,604)        (8,315,821)
 Purchases of Premises and Equipment, Net                                            (89,114)         (15,109)           (93,724)
 Proceeds From Sales of Foreclosed Real Estate                                         1,752           15,600             24,197
                                                                                 ------------     ------------       -----------
      Net Cash Used in Investing Activities                                       (3,409,952)      (2,653,707)        (2,087,296)
                                                                                 ------------     ------------       ------------
FINANCING ACTIVITIES
 Repurchase and Retirement of Common Stock                                          (371,884)               0                  0
 Dividends Paid                                                                     (414,604)        (414,603)        (5,942,656)
 Purchase of Common Stock for Stock Option Plan Trusts                                     0                0         (1,657,722)
 Decrease in Cost of Shares in Stock Option Plan Trusts                               65,160            1,153                  0
 Purchase of Common Stock for MRP Plan                                                     0                0           (712,033)
 Issuance of Common Stock Pursuant to MRP Plan                                       180,124          166,580            155,559
 Purchase of Common Stock for Director's  Long-Term
  Incentive Plan                                                                     (11,700)         (20,469)           (64,422)
 Issuance of Common Stock Pursuant to Director's Long-Term
  Incentive Plan                                                                           0           38,652                  0
 Payment on ESOP Loan and Release of Shares                                          164,597          161,661            124,458
 Net Increase in Deposits                                                          3,196,136        7,804,160          3,974,267
 Advances From Federal Home Loan Bank                                                      0        3,000,000                  0
 Repayment of Advances From Federal Home Loan Bank                                (1,753,134)      (5,014,355)        (1,921,090)
 Proceeds From Borrowing on Note Payable                                                   0                0          3,200,000
 Repayment of Borrowing on Note Payable                                                    0       (3,200,000)                 0
                                                                                 ------------     ------------       -----------
      Net Cash Provided by (Used in) Financing Activities                          1,054,695        2,522,779         (2,843,639)
                                                                                 ------------     ------------       ------------

     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                                            For the Years Ended December 31,         2001             2000               1999
                                                                                 ------------     ------------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (943,621)         680,076         (3,744,464)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       3,066,801        2,386,725          6,131,189
                                                                                 ------------     ------------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 2,123,180      $ 3,066,801        $ 2,386,725
                                                                                 ============     ============       ===========
Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                                       $ 3,746,878      $ 4,076,783        $ 3,334,026
  Income Taxes                                                                   $   480,280      $   466,822        $   560,547

Supplementary Disclosures of Noncash  Investing Activities:
 Sale of Foreclosed Real Estate by Origination of
  Mortgage Loans                                                                 $   150,475      $   131,900        $         0
 Acquisition of Foreclosed Real Estate                                           $   174,171      $    95,773        $    95,378
 Change in Unrealized Gain/Loss on Investment
  Securities Available for Sale                                                  $   184,639      $ 1,119,592        $(1,153,171)
 Change in Deferred Income Taxes Associated With Unrealized
  Gain/Loss on Investment Securities Available for Sale                          $    70,162      $   425,445        $  (438,204)
 Change in Net Unrealized Gain/Loss on Investment
  Securities Available for Sale                                                  $   114,477      $   694,147        $  (714,967)


     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000, and 1999




NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - On January 1, 1998, Newport Federal Savings and Loan Association converted from a mutual savings association to a capital stock savings bank, changed its name to Newport Federal Bank, and was simultaneously acquired by its holding company, United Tennessee Bankshares, Inc. See Note 16 for additional information concerning the Association's stock conversion. The consolidated financial statements include the accounts of United Tennessee Bankshares, Inc. and its wholly-owned subsidiary, Newport Federal Bank. All intercompany accounts have been eliminated.

Nature of Operations - The Bank provides a variety of financial services to individuals and corporate customers through its three offices in Newport, Tennessee. The Bank's primary deposit products are interest-bearing checking and savings accounts and certificates of deposit. Its primary lending products are one-to-four family first mortgage loans.

Consolidated Statement of Comprehensive Income - The Financial Accounting Standards Board has issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under accounting principles generally accepted in the United States of America are directly charged to equity. Examples include foreign currency translations, pension liability adjustments, and unrealized gains and losses on investment securities available for sale.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and economic conditions that may affect the borrowers' ability to pay.

Real estate acquired through, or in lieu of, loan foreclosure is carried at the lower of cost or fair value less estimated costs to sell. Cost includes the balance of the loan plus acquisition costs and improvements made thereafter to facilitate sale. Costs related to the holding of the real estate are expensed.

Cash and Cash Equivalents - Cash and cash equivalents include "Cash and Amounts Due From Depository Institutions."

Cash and Amounts Due From Depository Institutions - Cash and amounts due from depository institutions includes the following approximate amounts on deposit with the Federal Home Loan Bank of Cincinnati:

                                                  12/31/01           12/31/00
                                              ---------------     --------------

         Unrestricted Deposits              $         310,000   $      2,299,000


Investment Securities - In accordance with SFAS No. 115, the Company and Bank have segregated their investment securities into the following category:

     Available for Sale - These securities are carried at fair value based on quoted market prices for securities that are marketable. Fair value for non-marketable securities is estimated to be equivalent to historical cost. Securities may be sold in response to changes in interest rates, liquidity needs, or for other purposes. Any unrealized gain or loss is reported in the consolidated statements of comprehensive income, net of any deferred tax effect. Realized gains or losses on the sales of securities available for sale are based on the net proceeds and amortized cost of the securities sold, using the specific identification method. See Note 2 for additional information on investment securities.

Loan Fees - Loan fees, net of estimated initial direct costs related to initiating and closing long-term mortgage loans, have been deferred and are being amortized into interest income over the contractual lives of the loans as an adjustment of yield, using the level yield method.

Recognition of Interest on Loans - Interest on loans is calculated by using the simple interest method on the principal outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that the collection of interest is doubtful. The Bank's nonaccrual policy conforms to regulatory requirements that generally require the placement of loans which are ninety or more days past due on nonaccrual status, unless the loan is both well secured and in the process of collection.

Premises and  Equipment,  Net - Premises and  equipment  are stated at cost less accumulated depreciation. Depreciation, computed principally using the straight-line method for financial accounting purposes and accelerated methods for income tax reporting purposes, is based on estimated useful lives of five to thirty years.

Excess of Cost Over Fair Value of Net Assets Acquired - During 1998, the Bank purchased a branch from Union Planters Bank of the Lakeway area. The excess of cost over fair value of net assets acquired is being amortized in accordance with Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, using the straight-line method over fifteen years.

Organization Costs - Organization costs of the Company totalling $5,000 are included in other assets, net of straight-line amortization over a five year period.

Income Taxes - Income taxes are provided in accordance with SFAS No. 109 for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, allowance for loan losses, deferred loan fees, and accumulated depreciation for financial accounting and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An appropriate provision is made in the consolidated financial statements for deferred income taxes in recognition of these differences.

Earnings Per Share - Basic earnings per share represents income available to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per share have been computed based on the following:

                                                                                       Years Ended December 31,
                                                                         -----------------------------------------------------
                                                                             2001               2000                1999
                                                                         --------------    ----------------    ---------------
Average number of shares outstanding                                         1,354,724           1,382,013          1,382,013
Effect of dilutive options                                                         535               1,524             21,474
                                                                         --------------    ----------------    ---------------
Average number of shares outstanding used
 to calculate diluted earnings per share                                     1,355,259           1,383,537          1,403,487
                                                                         ==============    ================    ===============


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities classified as available for sale are as follows:


                                                                     Investment Securities Available for Sale
                                                      ------------------------------------------------------------------------
                                                                            Gross               Gross            Estimated
                                                        Amortized         Unrealized         Unrealized             Fair
                                                           Cost             Gains              Losses              Value
                                                      ---------------   ---------------     --------------     ---------------
As of December 31, 2001
Debt Securities:
 U.S. Treasury Securities and
  Obligations of U.S. Government
  Corporations and Agencies                        $       9,057,459    $      175,663   $       (32,608)   $       9,200,514
 Mortgage-Backed Securities                               10,202,938           132,089               (28)          10,334,999
 Corporate Debt Securities                                   719,531             5,393            (9,044)             715,880
 Obligations of States and
                                                           1,351,067                 0              (182)           1,350,885
  Political Subdivisions
                                                      ---------------   ---------------     --------------     ---------------
   Total Debt Securities                                  21,330,995           313,145           (41,862)          21,602,278
                                                      ---------------   ---------------     --------------     ---------------

Equity Securities:
 Federal Home Loan Bank
  of Cincinnati Stock, at Cost                               857,000                 0                 0              857,000
 Federal Home Loan Mortgage
  Corporation Stock                                           27,448         1,805,845                 0            1,833,293
 Intrieve, Inc. Stock, at Cost                               105,320                 0                 0              105,320
                                                      ---------------   ---------------     --------------     ---------------
   Total Equity Securities                                   989,768         1,805,845                 0            2,795,613
                                                      ---------------   ---------------     --------------     ---------------
                                                   $      22,320,763    $    2,118,990   $       (41,862)   $      24,397,891
                                                      ===============   ===============     ==============     ===============


                                                                     Investment Securities Available for Sale
                                                      ------------------------------------------------------------------------
                                                                            Gross               Gross            Estimated
                                                        Amortized         Unrealized         Unrealized             Fair
                                                           Cost             Gains              Losses              Value
                                                      ---------------   ---------------     --------------     ---------------
As of December 31, 2000
Debt Securities:
 U.S. Treasury Securities and
  Obligations of  U.S. Government
  Corporations and Agencies                        $       6,479,453    $       87,574   $       (12,799)   $       6,554,228
 Mortgage-Backed Securities                               14,467,331            65,173          (157,983)          14,374,521
 Obligations of States and
  Political Subdivisions                                     673,504             7,130                 0              680,634
                                                      ---------------   ---------------     --------------     ---------------
   Total Debt Securities                                  21,620,288           159,877          (170,782)          21,609,383
                                                      ---------------   ---------------     --------------     ---------------

Equity Securities:
 Federal Home Loan Bank
  of Cincinnati Stock, at Cost                               801,700                 0                 0              801,700
 Federal Home Loan Mortgage
  Corporation Stock                                           27,448         1,903,396                 0            1,930,844
 Intrieve, Inc. Stock,  at Cost                               15,000                 0                 0               15,000
                                                      ---------------   ---------------     --------------     ---------------
   Total Equity Securities                                   844,148         1,903,396                 0            2,747,544
                                                      ---------------   ---------------     --------------     ---------------
                                                   $      22,464,436    $    2,063,273   $      (170,782)   $      24,356,927
                                                      ===============   ===============     ==============     ===============

The obligations of states and political subdivisions shown above are issued by state and local governmental instrumentalities in the State of Tennessee and are backed by the full faith and credit of said issuing instrumentalities.

Gross realized gains and losses from sales of investment securities classified as available for sale are as follows:

                                                                                  For the Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2001               2000               1999
                                                                        ---------------    ---------------     --------------
Gross Realized Gains                                                 $           3,200  $              0    $         2,460
Gross Realized Losses                                                                0            (8,834)           (83,708)
                                                                        ---------------    ---------------     --------------
                                                                     $           3,200  $         (8,834)   $       (81,248)
                                                                        ===============    ===============     ==============

Mortgage-backed securities consist of the following:

                                                             December 31, 2001                      December 31, 2000
                                                      ---------------------------------     ----------------------------------
                                                                          Estimated                              Estimated
                                                        Amortized            Fair             Amortized             Fair
                                                           Cost             Value               Cost               Value
                                                      ---------------   ---------------     --------------     ---------------
FNMA Certificates                                  $       6,381,751    $    6,448,154   $      8,190,379   $       8,095,918
GNMA Certificates                                          1,593,323         1,632,868          2,805,877           2,849,850
FHLMC Certificates                                         2,227,864         2,253,977          3,471,075           3,428,753
                                                      ---------------   ---------------     --------------     ---------------
                                                   $      10,202,938    $   10,334,999   $     14,467,331   $      14,374,521
                                                      ===============   ===============     ==============     ===============

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2001, by contractual maturity, are as follows:

                                                                                                               Estimated
                                                                                          Amortized               Fair
                                                                                             Cost                Value
                                                                                       -----------------    -----------------
Due in One Year or Less                                                             $         1,665,045  $         1,676,577
Due After One Year  Through Five Years                                                        7,486,739            7,669,374
Due After Five Years  Through Ten Years                                                       3,722,207            3,689,605
Due After Ten Years                                                                           8,457,004            8,566,722
                                                                                       -----------------    -----------------
                                                                                    $        21,330,995  $        21,602,278
                                                                                       =================    =================

For the purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their contractual maturities because of principal prepayments.


Investments with book values of approximately $6,650,000 and $4,550,000 (which approximates market values) as of December 31, 2001 and 2000, respectively, were pledged to secure deposits of public funds.


NOTE 3 - LOANS RECEIVABLE

The Bank provides mortgage and consumer lending services to individuals primarily in the East Tennessee area. Loans receivable are summarized as follows:

                                                                                                 As of December 31,
                                                                                       ---------------------------------------
                                                                                             2001                 2000
                                                                                       -----------------    ------------------
First mortgage loans (principally conventional):
 Secured by one-to-four family residences                                           $       57,577,242   $        53,782,332
 Secured by other properties                                                                 9,131,465            10,229,183
 Construction loans                                                                          3,996,850             2,588,600
                                                                                       -----------------    ------------------
                                                                                            70,705,557            66,600,115
Less:
 Undisbursed portion of construction loans                                                  (1,736,933)           (1,029,788)
 Net deferred loan origination fees                                                           (351,583)             (326,631)
                                                                                       -----------------    ------------------
  Net first mortgage loans                                                                  68,617,041            65,243,696
                                                                                       -----------------    ------------------

Consumer and commercial loans:
 Loans to depositors, secured by deposits                                                    1,380,199             1,250,166
 Automobile                                                                                  1,260,173             1,402,279
 Home equity and second mortgage                                                               156,624               227,304
 Other                                                                                       1,505,523             1,414,162
                                                                                       -----------------    ------------------
  Net consumer and commercial loans                                                          4,302,519             4,293,911
Less allowance for loan losses                                                                (719,333)             (659,504)
                                                                                       -----------------    ------------------
                                                                                    $       72,200,227   $        68,878,103
                                                                                       =================    ==================

The Bank had outstanding loan commitments of approximately $3,675,000 and $2,181,000 (in addition to undisbursed portion of construction loans) at rates ranging from 6.5% to 8.5% as of December 31, 2001 and 2000, respectively.

Activity in the allowance for loan losses consists of the following:

                                                                                  For the Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2001               2000               1999
                                                                        ---------------    ---------------     --------------
Allowance at beginning of year                                       $        659,504   $        660,741    $       640,982
 Provision charged to expense                                                 110,000             37,000             24,000
 Recoveries of loans previously charged off                                       650              1,893                268
 Loans charged off                                                            (50,821)           (40,130)            (4,509)
                                                                        ---------------    ---------------     --------------
Allowance at end of year                                             $        719,333   $        659,504    $       660,741
                                                                        ===============    ===============     ==============

The Bank has recognized the following amounts related to impaired loans in conformity with FASB Statements No. 114 and No. 118:

                                                                                                  As of December 31,
                                                                                           ----------------------------------
                                                                                                2001               2000
                                                                                           ---------------     --------------
Recorded value of all impaired loans                                                    $         994,000   $      1,026,000
Average individual loan balance                                                         $          47,000   $         43,000
Total allowance for loan losses related to impaired loans                               $         243,547   $        251,016


The Bank records payments received on impaired loans that are well secured and in the process of collection on the cash receipts method, whereby payments are first applied to accrued interest and then to reduce principal balances. Payments received on impaired loans which do not represent a remote chance of further loss to the Bank are credited to the loan's principal balance under the cost recovery method. The following is a summary of cash receipts on impaired loans and how they were applied during the periods indicated:

                                                                                                     For the Years
                                                                                                  Ended December 31,
                                                                                           ----------------------------------
                                                                                                2001               2000
                                                                                           ---------------     --------------
Cash receipts applied to reduce principal balance                                       $          67,890   $         46,353
Cash receipts recognized as interest income                                                        49,225             78,530
                                                                                           ---------------     --------------
Total cash receipts                                                                     $         117,115   $        124,883
                                                                                           ===============     ==============

NOTE 4 - PREMISES AND EQUIPMENT, NET


Premises and equipment, net are summarized as follows:

                                                                                                  As of December 31,
                                                                                           ----------------------------------
                                                                                                2001               2000
                                                                                           ---------------     --------------
Land                                                                                    $        168,539    $       168,539
Buildings                                                                                        753,780            753,780
Furniture and equipment                                                                          456,343            403,589
Construction in process                                                                           36,360                  0
                                                                                           ---------------     --------------
                                                                                               1,415,022          1,325,908
Less accumulated depreciation                                                                   (918,649)          (856,128)
                                                                                           ---------------     --------------
                                                                                        $        496,373    $       469,780
                                                                                           ===============     ==============

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 totalled $62,521, $56,339, and $56,743, respectively.

NOTE 5 - DEPOSITS

A summary of deposits is as follows:

                                                                                                  As of December 31,
                                                                                           ----------------------------------
                                                                                                2001               2000
                                                                                           ---------------     --------------
Demand Deposits:
 Now Accounts                                                                           $       8,924,461   $      8,004,399
 Money Market Deposit Accounts                                                                  8,816,451          2,778,955
 Passbook Savings                                                                              11,412,011         10,294,409
                                                                                           ---------------     --------------
  Total Demand Deposits                                                                        29,152,923         21,077,763
                                                                                           ---------------     --------------

Term Deposits:
 Less Than $100,000                                                                            41,161,497         46,271,078
 $100,000 or More                                                                              14,495,406         14,264,850
                                                                                           ---------------     --------------
  Total Term Deposits                                                                          55,656,903         60,535,928
                                                                                           ---------------     --------------
                                                                                        $      84,809,826   $     81,613,691
                                                                                           ===============     ==============

Deposits in excess of $100,000 may not be federally insured, depending upon ownership.

The scheduled maturities of certificates of deposit as of December 31, 2001 are as follows:

         2002                                            $      50,974,341
         2003                                                    4,255,763
         2004                                                      348,210
         2005                                                       53,589
         2006                                                       25,000
                                                            ---------------
                                                         $      55,656,903
                                                            ===============


NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK


In November 1998, the Bank obtained an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance is repayable monthly at 4.75% over three years. In March 2000, the Bank obtained an additional advance from FHLB with interest at 5%. The advance was repaid in November 2000. Interest expense associated with the advances from the FHLB totalled $38,393 for the year ended December 31, 2001 ($283,437 and $228,742 in 2000 and 1999). Pursuant to the
Bank's collateral agreement with the FHLB, advances are secured by the Bank's FHLB stock and qualifying first mortgage loans. Advances from the FHLB were repaid.



NOTE 7 - NOTE PAYABLE

At December 31, 1999, the Bank had unsecured indebtedness to a bank for $3,200,000 with interest at Wall Street prime minus 1 1/4%. The note was repaid in 2000. Interest expense associated with the note payable totalled $30,933 and $22,244, for the years ended December 31, 2000 and 1999, respectively.


NOTE 8 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate for the following reasons:

                                                              For the Years Ended December 31,
                                  ------------------------------------------------------------------------------------------
                                             2001                            2000                           1999
                                  ----------------------------    ----------------------------    --------------------------
                                                    Percent                         Percent                       Percent
                                                      of                              of                         of Pretax
                                                    Pretax                          Pretax                         Income
                                    Amount          Income          Amount          Income          Amount
                                  -----------     ------------    -----------     ------------    -----------    -----------
Federal income tax
 at statutory rate             $    556,330            34.0 %  $    393,299            34.0 %  $    408,513          34.0 %
Increase (decrease)
 resulting from
 tax effects of:
  Nontaxable interest                (6,238)           (0.4)        (19,636)           (1.7)        (29,959)         (2.5)
  State excise tax
   and other, net                   (25,278)           (1.5)        (18,812)           (1.6)         79,588           6.6
                                  -----------     ------------    -----------     ------------    -----------    -----------
                               $    524,814            32.1 %  $    354,851            30.7 %  $    458,142          38.1 %
                                  ===========     ============    ===========     ============    ===========    ===========


Income taxes consist of:
                                                                               For the Years Ended December 31,
                                                                   ----------------------------------------------------------
                                                                         2001                 2000                1999
                                                                   -----------------    -----------------    ----------------
Current                                                         $          567,157   $          395,958   $          422,723
Deferred (Benefit)                                                         (42,343)             (41,107)              35,419
                                                                   -----------------    -----------------    ----------------
                                                                $          524,814   $          354,851   $          458,142
                                                                   =================    =================    ================


Deferred tax liabilities have been provided for taxable temporary differences related to the allowance for loan losses, accumulated depreciation, investments, and loan fees. Deferred tax assets have been provided for deductible temporary differences related to the deferred loan fees and nonqualified retirement plans and deferred compensation plans. The net deferred tax liability in the accompanying consolidated statements of financial condition include the following components:

                                                                                                 As of December 31,
                                                                                        -------------------------------------
                                                                                              2001                2000
                                                                                        -----------------    ----------------
Deferred Tax Liabilities                                                             $        1,320,299   $       1,270,397
Deferred Tax Assets                                                                            (451,403)           (429,321)
                                                                                        -----------------    ----------------
 Net Deferred Tax Liabilities                                                        $          868,896   $         841,076
                                                                                        =================    ================

In 1996, Congress enacted the Small Business Job Protection Act which effectively removed any recapture provisions related to tax bad debt reserves accumulated by the Bank prior to 1988. However, any reserves accumulated after 1987 must be recaptured over a six year period. The tax liability associated with this recapture is included in the Bank 's accrued and deferred tax liabilities as of December 31, 2001 and 2000.


NOTE 9 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank meets all capital adequacy requirements to which it is subject.


Quantitative measures established by OTS regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of "tangible capital" and "core capital" to "adjusted total assets" and "risk based capital" to "risk-weighted assets" (as defined in the regulations). Reconciliation of capital under accounting principles generally accepted in the United States of America to the capital amounts per the regulations is as follows:


                                                                                                  As of December 31,
                                                                                         -------------------------------------
                                                                                               2001                2000
                                                                                         -----------------    ----------------
Bank capital (total equity) per accounting principles                                 $       12,382,132   $      10,928,402
 generally accepted in the United States of America
Less goodwill, net of amortization                                                              (953,233)         (1,033,225)
Less net unrealized gain on investment securities                                             (1,262,775)         (1,155,021)
                                                                                         -----------------    ----------------
Tangible capital per the regulations                                                          10,166,124           8,740,156
Less adjustments for core capital                                                                     (0)                 (0)
                                                                                         -----------------    ----------------
Core capital per the regulations                                                              10,166,124           8,740,156
Add allowable portion of allowance for loan losses                                               708,000             604,000
                                                                                         -----------------    ----------------
Risk-based capital per the regulations                                                $       10,874,124   $       9,344,156
                                                                                         =================    ================

The Bank's actual capital amounts and minimum capital requirements of the OTS are presented in the following table. All amounts are in thousands of dollars.

                                                                                                         To Comply With
                                                                                                        Minimum Capital
                                                                           Actual                         Requirements
                                                               -------------------------------    -----------------------------
                                                                  Amount             Ratio           Amount           Ratio
                                                               --------------     ------------    -------------     -----------
As of December 31, 2001:
Tangible Capital (To Adjusted Total Assets)                 $     10,166             10.4%     $     1,464             1.5%
Core Capital (To Adjusted Total Assets)                     $     10,166             10.4%     $     3,954             4.0%
Risk-Based Capital (To Risk-Weighted Assets)                $     10,874             19.2%     $     4,533             8.0%

As of December 31, 2000:
Tangible Capital (To Adjusted Total Assets)                 $      8,741              9.1%     $     1,445             1.5%
Core Capital (To Adjusted Total Assets)                     $      8,741              9.1%     $     3,854             4.0%
Risk-Based Capital (To Risk-Weighted Assets)                $      9,345             19.4%     $     3,859             8.0%


As of December 31, 2001, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the following table. All amounts are in thousands of dollars.

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                                                       Prompt Corrective
                                                                           Actual                      Action Provisions
                                                               -------------------------------    -----------------------------
                                                                  Amount             Ratio          Amount            Ratio
                                                               --------------     ------------    ------------      -----------
As of December 31, 2001:
Total Capital (To Risk-Weighted Assets)                     $     10,874             19.2%     $     5,666            10.0%
Tier I Capital (To Risk-Weighted Assets)                    $     10,166             17.9%     $     3,400             6.0%
Tier I Capital (To Average Assets)                          $     10,166             10.4%     $     4,984             5.0%

As of December 31, 2000:
Total Capital (To Risk-Weighted Assets)                     $      9,345             19.4%     $     4,824            10.0%
Tier I Capital (To Risk-Weighted Assets)                    $      8,741             18.1%     $     2,894             6.0%
Tier I Capital (To Average Assets)                          $      8,741              9.1%     $     4,800             5.0%



NOTE 10 - RETIREMENT PLANS

401(k) Retirement Plan - The Bank has established a 401(k) retirement plan, which allows eligible officers and employees to contribute up to fifteen percent of their annual compensation on a tax-deferred basis. The Bank has the option, at the discretion of the board of directors, to make contributions to the plan. Total 401(k) retirement plan expense was $66,149, $47,548, and $5,337, for the years ended December 31, 2001, 2000, and 1999, respectively.

Directors Long-Term Incentive Plan - In June 1997, the Bank established a long-term incentive plan for the board of directors to provide target retirement benefits of 75% of board fees for ten years for directors who retire with twenty or more years of service. Activity in the directors' retirement plan for the years ended December 31, 2001, 2000, and 1999, are as follows:

                                                                             2001               2000               1999
                                                                        ---------------    ---------------     --------------
Liability balance at beginning of year                               $        148,027   $        218,423    $       164,727
Accrued and expensed                                                            6,197              6,197              7,552
Death benefit payment                                                               0            (38,652)                 0
Increase (decrease) in liability due to investment returns                      8,245            (37,941)            46,144
                                                                        ---------------    ---------------     --------------
Liability balance at end of year                                     $        162,469   $        148,027    $       218,423
                                                                        ===============    ===============     ==============

In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. In accordance with EITF 97-14, the Bank has recognized a liability for the fair value of all shares of Holding Company stock (17,143 shares as of December 31, 2001 and 2000) and other assets held by the trustee, and a contra-equity account Shares in Grantor Trust - Contra Account for the cost of the shares held by the trustee.

Employee Stock Ownership Plan (ESOP) - Pursuant to the plan of conversion to stock form, the Bank established its Employee Stock Ownership Plan in 1998. The ESOP borrowed $1,164,000 from the Bank's Holding Company at 8.50% interest repayable in thirteen years. The ESOP purchased 116,400 shares of Holding Company stock in the initial stock offering. The ESOP received $49,092, $46,156, and $34,935, in dividends on its stock in 2001, 2000, and 1999, respectively, which was used to reduce the ESOP debt. In 2001 and 2000, the accrued ESOP contribution of $115,505 for each year was also used to reduce the ESOP debt. An appropriate contra-equity account Unearned Compensation - Employee Stock Ownership Plan has been established for the net amount still owing on the ESOP debt. The Bank's board of directors approved contributions to the ESOP of $115,505, for each year, plus accrued interest of $58,920, $73,160, and $86,005, on the ESOP debt, for the years ended December 31, 2001, 2000, and 1999, respectively.


NOTE 11 - STOCK OPTION PLAN


In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. Stock options awarded totalled 209,299 and 205,869 as of December 31, 2001 and 2000, respectively.

The Company has repurchased 188,422 shares as of December 31, 2001 and 2000 of its common stock which are being held in trust for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trust. The Company intends to utilize dividends received to continue to purchase shares of its common stock to be placed in the stock option trusts.

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

NOTE 12 - MANAGEMENT RECOGNITION PLAN


In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of December 31, 2001 and 2000 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned. Activity in the MRP plan is as follows:

                                                                                                2001                2000
                                                                                           ---------------     ----------------
         Accrued Liability Balance at Beginning of Year                                 $        152,895    $         142,595
         Amount Charged to Expense                                                               169,488              176,880
         Less Cost of Shares Issued                                                             (180,124)            (166,580)
                                                                                           ---------------     ----------------
         Accrued Liability Balance at End of Year                                       $        142,259    $         152,895
                                                                                           ===============     ================

The Company held 17,138 shares as of December 31, 2001 (31,854 shares in 2000) of its common stock in trust at a net cost of $209,770 as of December 31, 2001 ($389,894 in 2000). A contra-equity account has been established to reflect the cost of such shares held in trust.





NOTE 13 - DIRECTORS DEFERRED COMPENSATION



In 1998, the Company established a deferred compensation plan whereby directors, at their option, can defer all or portions of fees they earn each year. Fees not paid are accrued for the benefit of the directors and their accounts are adjusted quarterly for the return equivalent to the change in the fair value of the Company's common stock. Alternatively, each director can elect to receive a rate equivalent to the Bank's one year certificates of deposit. Activity in the plan for the years ended December 31, 2001 and 2000 are as follows:

                                                                                                  As of December 31,
                                                                                           ----------------------------------
                                                                                                2001               2000
                                                                                           ---------------     --------------
         Balances, Beginning of Year                                                    $         171,346   $       131,527
         Directors Fees Deferred During Year                                                       57,300            55,900
         Income (Loss) Credited During Year                                                         9,242           (16,081)
                                                                                           ---------------     --------------
         Balances, End of Year                                                          $         237,888   $       171,346
                                                                                           ===============     ==============

Amounts owed under the plan are paid to directors upon their retirement from the board of directors.





NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within East Tennessee. Investments in state and municipal securities involve governmental entities within the State of Tennessee. As of December 31, 2001, the Bank had concentrations of loans in real estate lending and consumer lending. Generally these loans are secured by the underlying real estate and consumer goods. The usual risk associated with such concentrations are generally mitigated by being spread over several hundred unrelated borrowers and by adequate collateral loan to value ratios.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES


The Bank is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bank.



NOTE 16 - STOCK CONVERSION


In May 1997, the board of directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. In November 1997 the Office of Thrift Supervision approved the plan of conversion subject to the approval of the members, and in December 1997 the members of the Association also approved the plan of conversion. The conversion was accomplished effective January 1, 1998 through amendment of the Association's charter and the sale of the Holding Company's (United Tennessee Bankshares, Inc.) common stock in an amount equal to the appraised pro forma consolidated market value of the Holding Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered to depositors, borrowers, directors, officers, employees, and employee benefit plans of the Bank, and to certain other eligible subscribers. On January 1, 1998, in accordance with its approved plan of conversion, the Holding Company issued 1,454,750 of its $10 par value stock providing gross receipts of $14,547,500. On January 1, 1998, the Bank changed its name to Newport Federal Bank and issued 100,000 shares of its $1 par value stock to the Holding Company in exchange for $7,100,000. Total conversion costs of $571,822 were deducted from the proceeds of the shares sold in the conversion.


At the time of the conversion, the Bank was required to establish a liquidation account in an amount equal to its capital as of June 30, 1997. The liquidation account will be maintained for the benefit of eligible accountholders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible accountholders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible accountholder's interest in the liquidation account. In the event of a complete liquidation, each eligible accountholder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank and the Holding Company are subject to several restrictions concerning the repurchase of stock and dividend payment restrictions pursuant to the applicable rules and policies of the OTS.


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), which requires the Association to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated statements of financial condition, for which it is practicable to estimate fair value.

According to SFAS No. 107, a financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both: (1) imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity, or to exchange other financial instruments on potentially favorable terms with the first entity.

SFAS No. 107 also states that the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices in an active market, if available, are the best evidence of the fair value of financial instruments. For financial instruments that do not trade regularly, management's best estimate of fair value is based on either the quoted market price of a financial instrument with similar characteristics or on valuation techniques such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

For the Company and the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Company's and Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risks characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of the dates indicated, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

The estimates of fair value are based on existing financial instruments without attempting to estimate the value of anticipated future business or activity nor the value of assets and liabilities that are not considered financial instruments. For example, the value of mortgage loan servicing rights and the value of the Bank's long-term relationships with depositors, commonly known as core deposit intangibles, have not been considered in the estimates of fair values presented below. In addition, the tax implications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been included in the estimated fair values below.

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash and Amounts Due From Depository Institutions - For these short-term instruments, the recorded book value is a reasonable estimate of fair value.

Investment Securities - Quoted market prices are used to determine the estimated fair value of investment securities that are marketable. Fair value for nonmarketable securities is estimated to be equivalent to historical cost.

Loans Receivable, Net - The estimated fair value of fixed rate mortgage loans is calculated by discounting future cash flows to their present value. Future cash flows, consisting of both principal and interest payments, are discounted using current local market rates for similar loans with similar maturities. The estimated fair value of variable rate loans is considered equal to recorded book value. The estimated fair value of the allowance for loan losses is considered to be its recorded book value. Additionally, the credit exposure known to exist in the loan portfolio is embodied in the allowance for loan losses.

Deposits - The estimated fair value of demand, savings, NOW, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Advances From Federal Home Loan Bank - The advance is a fixed rate and fixed maturity liability. The fair value is estimated using a rate currently available to the Bank for debt with similar terms and remaining maturity.

Off-Balance-Sheet Loan Commitments - The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of these items is not material to the Bank as of the dates indicated below.

The recorded book value and estimated fair value of the Company's and Bank's consolidated financial instruments are as follows (amounts in thousands):

                                                               As of December 31, 2001             As of December 31, 2000
                                                           --------------------------------    --------------------------------
                                                              Recorded         Estimated          Recorded         Estimated
                                                                Book              Fair              Book              Fair
                                                               Value             Value             Value             Value
                                                           ---------------    -------------    ---------------    -------------
FINANCIAL ASSETS:
 Cash and Amounts Due
  From Depository Institutions                         $            2,123  $         2,123  $           3,067  $         3,067
Investment Securities-Available for Sale               $           24,398  $        24,398  $          24,357  $        24,357
Loans Receivable, Net                                  $           72,200  $        72,476  $          68,878  $        68,145

FINANCIAL LIABILITIES:
Deposits                                               $           84,810  $        85,117  $          81,614  $        82,070
Advances From Federal Home Loan Bank                   $                0  $             0  $           1,753  $         1,743


                              CORPORATE INFORMATION


Directors:                                        Annual Stockholder Meeting:

   J. William Myers                                  May 21, 2002; 5:00 p.m.
      Chairman of the Board & Attorney               Newport Federal Bank
      Myers & Bell, P.C., Newport, TN                344 W. Broadway
                                                     Newport, Tennessee
   Richard G. Harwood
      President and Chief Executive Officer       Main Office:
      of the Company and the Bank
                                                     344 W. Broadway
   Tommy C. Bible                                    Newport, Tennessee
      Manager, Jefferson/Cocke Co. Utilities
                                                  Branch Offices:
   William B. Henry
      Retired; Former Optometrist                    263 E. Broadway
                                                     Newport, Tennessee
    Ben W. Hooper, III
      Attorney, Campbell & Hooper,                   345 Cosby Highway
        Newport, Tennessee                           Newport, Tennessee

   Robert L. Overholt                             Independent Auditor:
      Retired; Former Owner/Manager
        Home Supply                                  Pugh & Company, P.C.
                                                     Knoxville, Tennessee
   Robert D. Self
      Retired; Former Owner,                      General Counsel:
        Bob Self Auto Parts
                                                     Myers & Bell, P.C.
Executive Officers:                                  Newport, Tennessee

   Richard G. Harwood                             Securities and Regulatory Counsel:
      President and Chief Executive Officer
                                                     Baker, Donelson, Bearman & Caldwell
   Lonnie R. Jones                                   Johnson City, Tennessee
      Vice President of Operations of the Bank
                                                  Stock Registrar & Transfer Agent:
   Nancy L. Bryant
      Vice President and Treasurer                   Registrar and Transfer Company
                                                     10 Commerce Drive
   Peggy  B. Holston                                 Cranford, New Jersey  07016
      Secretary

   Chris H. Triplett
      Controller

                                                                      Exhibit 21

                         Subsidiaries of the Registrant






Parent
------

United Tennessee Bankshares, Inc.
                                                                       State or Other
                                                                       Jurisdiction of           Percentage
Subsidiary                                                             Incorporation             Ownership
----------                                                             -------------             ---------
Newport Federal Bank                                                   United States               100%

                                                                      Exhibit 23

                        [PUGH & COMPANY, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors and Shareholders
United Tennessee Bankshares, Inc.
Newport, Tennessee

We consent to incorporation by reference in the Registration Statement (No. 333-41571 and 333-82803) on Form S-8 of United Tennessee Bankshares, Inc. of our report dated March 21, 2002, relating to the consolidated statements of financial condition of United Tennessee Bankshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-KSB of United Tennessee Bankshares, Inc. and subsidiary.

                                             Pugh & Company, P.C.
                                             Certified Public Accountants
                                             Knoxville, Tennessee
                                             March 21, 2002