Form 10QSB
period 2002-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2002-05-14
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,325,773
                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

                                    CONTENTS


PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements                                                                         Page
         Consolidated Statements of Financial Condition as of
         March 31, 2002 (Unaudited) and December 31, 2001                                               3


         Consolidated Statements of Income for the Three Month Periods
         Ended March 31, 2002 (Unaudited) and 2001                                                      4


         Consolidated Statements of Comprehensive Income for the

         Three Month Periods Ended March 31, 2002 (Unaudited) and 2001                                  5


         Consolidated Statement of Changes in Shareholders' Equity for the

         Three Month Periods Ended March 31, 2002 (Unaudited)                                           6

         Consolidated Statements of Cash Flows for the Three Month Periods
         Ended March 31, 2002 (Unaudited) and 2001                                                    7-8

         Notes to Consolidated Financial Statements for the Three Month
         Periods Ended March 31, 2002 (Unaudited) and 2001                                           9-11

Item 2.  Management's Discussion and Analysis or Plan of Operation                                  12-16



PART II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings                                                                             17

Item 2.  Changes in Securities and Use of Proceeds                                                     17

Item 3.  Defaults upon Senior Securities                                                               17

Item 4.  Submission of Matters to a Vote of Security Holders                                           17

Item 5.  Other Information                                                                             17

Item 6.  Exhibits and Reports on Form 8-K                                                              17

SIGNATURES                                                                                             18


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                       March 31,
                                                                                          2002               December 31,
                                                                                      (Unaudited)                2001
                                                                                   -------------------      ----------------
                                                                                                (in thousands)
                                    Assets
Cash and amounts due from depository institutions                                 $             5,350      $          2,123
Investment securities available for sale, at fair value                                        22,926                24,398
Loans receivable, net                                                                          75,311                72,200
Premises and equipment, net                                                                       496                   496
Accrued interest receivable                                                                       624                   603
Goodwill, net of amortization                                                                     933                   953
Prepaid expenses and other assets                                                                  36                    38
                                                                                   -------------------      ----------------
   Total assets                                                                   $           105,676      $        100,811
                                                                                   ===================      ================
                            Liabilities and Equity
Liabilities:
 Deposits                                                                         $            89,503      $         84,810
 Accrued interest payable                                                                         114                   161
 Accrued income taxes                                                                             268                     2
 Deferred income taxes                                                                            761                   869
 Accrued benefit plan liabilities                                                                 472                   743
 Other liabilities                                                                                 41                    58
                                                                                   -------------------      ----------------
   Total liabilities                                                                           91,159                86,643
                                                                                   -------------------      ----------------
Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,325,773 shares (1,341,012 in 2001)                                 12,575                12,719
 Unearned compensation - ESOP                                                                   (563)                 (678)
 Shares in grantor trust - contra account                                                       (195)                 (195)
 Shares in MRP plan - contra account                                                             (67)                 (210)
 Shares in stock option plan trusts - contra account                                          (1,591)               (1,591)
 Retained earnings                                                                              3,248                 2,835

 Accumulated other comprehensive income                                                         1,110                 1,288
                                                                                   -------------------      ----------------
  Total shareholders' equity                                                                   14,517                14,168
                                                                                   -------------------      ----------------
   Total liabilities and equity                                                   $           105,676      $        100,811
                                                                                   ===================      ================











     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001


                                                                                              (in thousands except
                                                                                             per share information)
                                                                                   -------------------------------------------
                                                                                               Three Months Ended
                                                                                   -------------------------------------------
                                                                                                   March 31,
                                                                                   -------------------------------------------
                                                                                          2002                    2001
                                                                                      (Unaudited)              (Unaudited)
                                                                                   -------------------      ------------------
Interest income:
 Loans                                                                            $             1,460      $            1,472
 Investment securities                                                                            284                     363
 Other interest-earning assets                                                                      3                      26
                                                                                   -------------------      ------------------
  Total interest income                                                                         1,747                   1,861
                                                                                   -------------------      ------------------
Interest expense:
 Deposits                                                                                         567                   1,035
 Advances from Federal Home Loan Bank and Note Payable                                              0                      19
                                                                                   -------------------      ------------------
  Total interest expense                                                                          567                   1,054
                                                                                   -------------------      ------------------
Net interest income                                                                             1,180                     807

Provision for loan losses                                                                          24                      12
                                                                                   -------------------      ------------------
Net interest income after provision for loan losses                                             1,156                     795
                                                                                   -------------------      ------------------
Noninterest income:
 Deposit account service charges                                                                   54                      55
 Loan service charges and fees                                                                     28                      32
 Net gain (loss) on sales of investment
  securities available for sale                                                                     7                       5
 Other                                                                                             14                       9
                                                                                   -------------------      ------------------
  Total noninterest income                                                                        103                     101
                                                                                   -------------------      ------------------
Noninterest expense:
 Compensation and benefits                                                                        277                     310
 Occupancy and equipment                                                                           55                      65
 Federal deposit insurance premiums                                                                12                      12
 Data processing fees                                                                              63                      49
 Advertising and promotion                                                                         20                      23
 Amortization                                                                                      20                      20
 Other                                                                                            151                     133
                                                                                   -------------------      ------------------
  Total noninterest expense                                                                       598                     612
                                                                                   -------------------      ------------------
Income before income taxes                                                                        661                     284
Income taxes                                                                                      248                     100
                                                                                   -------------------      ------------------
Net income                                                                        $               413      $              184
                                                                                   ===================      ==================
Earnings per share
 Basic                                                                            $              0.31      $             0.13
                                                                                   ===================      ==================
 Diluted                                                                          $              0.31      $             0.13
                                                                                   ===================      ==================

     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001







                                                                                 Three Months Ended March 31,
                                                                          -------------------------------------------
                                                                                 2002                    2001
                                                                          -------------------      ------------------
                                                                                  (Unaudited - in thousands)

Net income                                                               $              413       $             184
                                                                          -------------------      ------------------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities                                    (278)                     92
 Less reclassification adjustment for gains\losses
  included in net income                                                                 (8)                      5
 Less income taxes related to unrealized
  gains\losses on investment securities                                                 108                     (33)
                                                                          -------------------      ------------------
   Other comprehensive income (loss), net of tax                                       (178)                     64
                                                                          -------------------      ------------------

Comprehensive income                                                     $              235       $             248
                                                                          ===================      ==================




















     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002






                                                        Shares in    Shares in    Shares in              Accumulated
                                           Unearned      Grantor    MRP Plan -  Stock Option                Other         Total
                               Common    Compensation  Trust-Contra   Contra     Plan-Contra   Retained Comprehensive  Shareholders'
                               Stock         ESOP        Account      Account      Account     Earnings    Income          Equity
                              ---------- ------------- ------------ ------------ ------------  -------- -------------- ------------
                                                                  (Unaudited - in thousands)
                              -----------------------------------------------------------------------------------------------------
Balances, beginning of period   $12,719    $    (678)   $     (195)    $   (210)   $  (1,591)  $ 2,835     $    1,288    $  14,168

Net income                            0             0            0            0            0       413              0          413

Issuance of shares of common
stock
 pursuant to MRP plan                 0             0            0          143            0         0              0          143

Other comprehensive income
(loss)                                0             0            0            0            0         0          (178)        (178)

Payment on ESOP loan principal        0           115            0            0            0         0              0          115

Dividends paid                        0             0            0            0            0         0              0            0

Purchase and retirement of
 15,239 shares of common stock    (144)             0            0            0            0         0              0        (144)
                              ---------- ------------- ------------ ------------ ------------  -------- -------------- ------------
Balances, end of period         $12,575    $    (563)     $  (195)    $    (67)   $  (1,591)   $ 3,248     $    1,110    $  14,517
                              ========== ============= ============ ============ ============  ======== ============== ============














     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                   --------------------------------------------
                                                                                          2002                     2001
                                                                                           (Unaudited - in thousands)
                                                                                   --------------------------------------------
Operating Activities:
 Net income                                                                       $              413       $              184
                                                                                   -------------------      -------------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for loan losses                                                                      24                       12
   Depreciation                                                                                   17                       15
   Amortization of goodwill                                                                       20                       20
   Net (gain) loss on sales of foreclosed real estate                                              0                        0
   Federal Home Loan Bank stock dividends                                                        (10)                     (14)
   Net (gain) loss on sales of investment securities
    available for sale                                                                            (8)                      (5)
   (Increase) Decrease in:
    Accrued interest receivable                                                                  (21)                      56
    Other assets                                                                                   2                      109
   Increase (Decrease) in:
    Accrued interest payable                                                                     (47)                     (47)
    Accrued income taxes                                                                         266                       22
    Accrued benefit plan liabilities                                                            (271)                    (222)
    Other liabilities                                                                            (17)                     (36)
                                                                                   -------------------      -------------------
     Total adjustments                                                                           (45)                     (90)
                                                                                   -------------------      -------------------
Net cash provided by operating activities                                                        368                       94
                                                                                   -------------------      -------------------
Investing Activities:
 Purchases of investment securities available for sale                                        (3,300)                  (3,049)
 Proceeds from maturities of investment securities
  available for sale                                                                           1,080                    1,663
 Principal payments received on investment securities
  available for sale                                                                           2,051                    1,216
 Proceeds from sales of investment securities
  available for sale                                                                           1,373                      502
 Net increase in loans                                                                        (3,135)                    (747)
 Purchases of premises and equipment, net                                                        (17)                     (12)
 Proceeds from sales of foreclosed real estate                                                     0                        0
                                                                                   -------------------      -------------------
Net cash used in investing activities                                                         (1,948)                    (427)
                                                                                   -------------------      -------------------







   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

                                                                                               Three Months Ended
                                                                                          2002                    2001
                                                                                   -------------------      ------------------
                                                                                           (Unaudited - in thousands)
                                                                                   -------------------------------------------
Financing Activities:
 Dividends paid                                                                                    0                       0
 Net increase in deposits                                                                      4,693                   2,019
 Purchase and retirement of common stock                                                        (144)                      0
 Issuance of common stock for MRP plan                                                           143                     169
 Payment on ESOP loan and release of shares                                                      115                     116
 Net repayment of advances from Federal Home Loan Bank                                             0                    (519)
                                                                                   -------------------      ------------------
Net cash provided by financing activities                                                      4,807                   1,785
                                                                                   -------------------      ------------------
Net increase (decrease) in cash and cash equivalents                                           3,227                   1,452

Cash and cash equivalents, beginning of period                                                 2,123                   3,067
                                                                                   -------------------      ------------------
Cash and cash equivalents, end of period                                          $            5,350       $           4,519
                                                                                   ===================      ==================
Supplementary disclosures of cash flow information:  Cash paid during the period for:
 Interest                                                                         $              614       $           1,101
 Income taxes                                                                     $               29       $               0

Supplementary disclosures of noncash investing activities:
  Sale of foreclosed real estate
    by origination of mortgage loans                                              $                0       $               0
  Acquisition of foreclosed real estate                                           $                0       $               0
  Change in unrealized gain\loss on investment securities
   available for sale                                                             $             (286)      $              87
  Change in deferred income taxes associated with
   unrealized gain\loss on investment securities available
   for sale                                                                       $             (108)      $              33
  Change in net unrealized gain\loss on investment
   securities available for sale                                                  $             (178)      $              54










    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)





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

The Bank provides a variety of financial services to individuals and corporate customers through its three offices in Newport, Tennessee. The Bank's primary deposit products are interest-bearing savings accounts and certificates of deposit. The Bank's primary lending products are one- to four-family first mortgage loans.

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

Earnings per share have been computed based on the following:

                                                    Three Months Ended
                                                        March 31,
                                              -------------------------------
                                                   2002           2001
                                              -------------------------------

Average number of shares outstanding               1,335,799       1,382,013
Effect of dilutive options                             1,402               0
                                              -------------------------------
Average number of shares outstanding used
   to calculate earnings per share                 1,337,201       1,382,013
                                              ===============================

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

The Company's board of directors has awarded 54,518 shares as of March 31, 2002 and December 31, 2001 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                                Three Month
                                                          Period Ended March 31,
                                                    ------------------------------------
                                                         2002                2001
                                                    ---------------     ----------------
Accrued Liability Balance at Beginning of Period    $     142,259       $      152,895
Amount Charged to Expense                                   5,618               40,259
Less Cost of Shares Issued                               (142,339)            (168,887)
                                                    ---------------     ----------------
Accrued Liability Balance at End of Period          $       5,538       $       24,267
                                                    ===============     ================

The Company held 5,509 shares of its common stock in trust at a net cost of $67,431 as of March 31, 2002 (17,138 shares at a cost of $209,770 at December 31, 2001). A contra-equity account has been established to reflect the cost of such shares held in trust.


Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 145,475 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. Stock options awarded totaled 209,299 as of March 31, 2002 and December 31, 2001.

The Company has repurchased 188,422 shares as of March 31, 2002 and December 31, 2001 of its common stock, which are being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts. The Company plans to utilize dividends received to continue to purchase shares of its common stock to be placed in the stock option trusts.

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


Note 6 - Improvement Plan for Main Office Facility

During the first quarter of 2001, the Company's board of directors approved a plan to improve the existing main office facilities. Total cost of the project was originally estimated to be approximately $1,000,000. The board of directors is in the process of evaluating various options under this plan.

Note 7 - Recent Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation


General

The principal business of United Tennessee Bankshares, Inc. and our wholly-owned subsidiary Newport Federal Bank ("we," "us," etc.) consists of accepting deposits from the general public through our main office and two branch offices and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities that are guaranteed as to principal and interest by the FHLMC, GNMA or FNMA. We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC common stock.

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

The following is a discussion of our financial condition as of and for the three month period ended March 31, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased from December 31, 2001 to March 31, 2002 by $4.9 million, or 4.8%, from $100.8 million at December 31, 2001 to $105.7 million at March 31, 2002. The increase in assets was principally the result of an increase in loans receivable and cash and amounts due from depository institutions. Cash and amounts due from depository institutions increased by $3.2 million as a result of an increase in overnight deposits held by the Federal Home Loan Bank of Cincinnati.

Loans receivable increased from December 31, 2001 to March 31, 2002 as originations exceeded repayments for the period by approximately $3.1 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 2002 and December 31, 2001, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                         March 31, 2002              December 31, 2001
                                                     ------------------------     -------------------------
                                                                    (Dollars in thousands)
                                                        Amount     Percent           Amount     Percent
Type of Loan:
Real estate loans:
   One- to four-family residential                  $      59,040      75.4%     $      57,577       76.8%
   Commercial                                               9,844      12.6%             9,131       12.2%
   Construction                                             4,213       5.4%             3,997        5.3%

Consumer loans:
   Automobile                                               1,231       1.6%             1,260        1.7%
   Loans to depositors, secured by deposits                 1,617       2.1%             1,380        1.8%
   Home equity and second mortgage                            148       0.2%               157        0.2%
   Other                                                    2,139       2.7%             1,506        2.0%
                                                     ------------------------     -------------------------
                                                           78,232       100%            75,008        100%
                                                                 ============                 =============

Less:
   Loans in process                                         1,816                        1,737
   Deferred fees and discounts                                359                          352
   Allowance for loan losses                                  746                          719
                                                     -------------                -------------
     Total                                          $      75,311                $      72,200
                                                     =============                =============


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

                                                                  Three                    Three
                                                              Months Ended             Months Ended
                                                                March 31,                March 31,
                                                                  2002                     2001
                                                           --------------------     --------------------
                                                                          (in thousands)
Balance at beginning of period                            $                719     $                660
                                                           --------------------     --------------------
Charge-offs:
   Consumer                                                                  0                      (2)
   Mortgage                                                                  0                        0
Recoveries:
   Consumer                                                                  3                        0
   Mortgage                                                                  0                        0
                                                           --------------------     --------------------
Net Charge-offs                                                              3                      (2)
Provision for loan losses                                                   24                       12
                                                           --------------------     --------------------
Balance at end of period                                  $                746     $                670
                                                           ====================     ====================

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                            March 31,                March 31,
                                                               2002                     2001
                                                        -------------------      -------------------
                                                                      (in thousands)
Nonaccrual loans                                       $                 0      $                 0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
   One- to four-family residential                                     608                      441
   Commercial                                                           38                      226
Consumer                                                                38                       29
                                                        -------------------      -------------------
Total                                                  $               684      $               696
                                                        ===================      ===================

At March 31, 2002, the Bank had one additional commercial real estate loan totalling $466,007 as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. This loan is considered well secured and we do not expect to incur any loss in excess of attributable existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the local real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions, and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the three months ended March 31, 2002, the Company increased its liabilities by $4.6 million, or 5.2%, in order to fund asset growth. Total deposits increased $4.7 million, or 5.5%, from $84.8 million at December 31, 2001 to $89.5 million at March 31, 2002.

Our shareholders' equity increased $349,000 from $14.2 million at December 31, 2001 to $14.5 million at March 31, 2002. The increase was due to $413,000 of net income, payment of approximately $115,000 on the ESOP loan principal, a $178,000 decrease in our net unrealized gain on investment securities, distribution of shares under the MRP plan at a cost of $143,000, and the purchase and retirement of 15,239 shares of common stock at a cost of $144,000.

Discussion of Results of Operations for the Three Months Ended March 31, 2002 and 2001

Our net income for the three months ended March 31, 2002 was $413,000, a $229,000, or 124.5%, increase from the $184,000 we earned during the three months ended March 31, 2001. Basic and diluted earnings per share for the three months ended March 31, 2002 were each $0.31 compared to $0.13 for the same period in 2001. Basic average shares outstanding for the three months ended March 31, 2002 was 1,335,799 shares and 1,382,013 shares for the three months ended March 31, 2001. Average dilutive potential shares outstanding were 1,402 and 0, respectively.

Interest income decreased $114,000, or 6.1%, from $1.86 million for the three months ended March 31, 2001 to $1.75 million for the three months ended March 31, 2002. The decrease in interest income was due to a reduction in interest income from investment securities and other interest earning assets of $102,000. Interest on loans also decreased $12,000. The decrease in the interest income is a result of lower interest rates on mortgage loans and a decrease in the yields on investment securities, as well as a lower amount invested in investment securities.

Interest expense on deposits decreased $468,000 from $1.04 million for the three months ended March 31, 2001 to $567,000 for the three months ended March 31, 2002, primarily due to a decrease in deposit account interest rates. In addition, the Company incurred no interest expense on advances from the Federal Home Loan Bank compared to $19,000 in the prior-year period.

Net interest income increased $373,000, or 46.2%, in 2002 as a result of the increase in interest income and the decrease in interest expense. The Company's net interest margin widened to 4.85% for the three months ended March 31, 2002 compared to 3.44% for the comparable period of 2001. The widening of the net interest margin reflects the current rate environment.

Noninterest income increased $2,000 from $101,000 for the three months ended March 31, 2001 to $103,000 for the three months ended March 31, 2002.

Noninterest expenses decreased $14,000 from $612,000 for the three months ended March 31, 2001 to $598,000 for the three months ended March 31, 2002. Compensation and benefits expense decreased $33,000 from $310,000 for the three months ended March 31, 2001 to $277,000 for the three months ended March 31, 2002. The decrease in compensation and benefits expense is due primarily to the decrease in expense for the management recognition plan which has been substantially completed in 2002.

Our effective tax rates for the three months ended March 31, 2002 and 2001 were 37.5% and 35.2%, respectively. The higher effective tax rate is due to a reduction in municipal securities in 2002 compared to 2001.

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

We have also designated all of our investment securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, we have substantial borrowing authority as a member of the Federal Home Loan
Bank of Cincinnati. Our use of a particular source of funds is based on need, comparative total costs and availability.

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 2002 and December 31, 2001, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

         The following exhibits are filed as a part of this report:

          3.1(1)    Charter of United Tennessee Bankshares, Inc.
          3.2(1)    Bylaws of United Tennessee Bankshares, Inc.
          4(1)      Form of Stock  Certificate of United  Tennessee  Bankshares,
                    Inc.
          10.1(2)   United Tennessee Bankshares, Inc. 1999 Stock Option Plan
          10.2(2)   United Tennessee  Bankshares,  Inc.  Management  Recognition
                    Plan
          10.3a(1)  Employment  Agreements  between  Newport Federal Savings and
                    Loan Association and Richard G. Harwood, Nancy L. Bryant and
                    Peggy Holston
          10.3b(1)  Forms  of  Guarantee  Agreements  between  United  Tennessee
                    Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and
                    Peggy Holston
          10.4(1)   Newport  Federal  Savings  and  Loan  Association  Long-Term
                    Incentive Plan
          10.5(1)   Newport  Federal  Savings  and  Loan  Association   Deferred
                    Compensation Plan





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

                                 UNITED TENNESSEE BANKSHARES, INC.
                                 Registrant



Date:  May 13, 2002              /s/ Richard G. Harwood
                                 -------------------------------------------
                                 Richard G. Harwood
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative and
                                 Principal Financial and Accounting Officer)