Form 10QSB
period 2002-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2002-08-13
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.



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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,312,273


Transitional Small Business Disclosure Format (Check one):     Yes [  ]   No [X]

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 2002 (Unaudited) and December 31, 2001                       3

         Consolidated Statements of Income for the Three-Month and
         Six-Month Periods Ended June 30, 2002 and 2001 (Unaudited)            4

         Consolidated Statements of Comprehensive Income for the
         Three-Month and Six-Month Periods Ended June 30, 2002
         and 2001 (Unaudited)                                                  5

         Consolidated Statement of Changes in Shareholders' Equity for the
         Six-Month Period Ended June 30, 2002 (Unaudited)                      6

         Consolidated Statements of Cash Flows for the Six-Month Periods
         Ended June 30, 2002 and 2001 (Unaudited)                            7-8

         Notes to Consolidated Financial Statements for the Three-Month and
         Six-Month Periods Ended June 30, 2002 and 2001 (Unaudited)         9-11

Item 2.  Management's Discussion and Analysis or Plan of Operation         12-17


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                           18

         Item 2.  Changes in Securities and Use of Proceeds                   18

         Item 3.  Defaults upon Senior Securities                             18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other Information                                           18

         Item 6.  Exhibits and Reports on Form 8-K                            18

SIGNATURES                                                                    20

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                June 30,
                                                                                  2002              December 31,
                                                                              (Unaudited)               2001
                                                                            -----------------     ------------------
                                                                                        (In thousands)
                                                                            ----------------------------------------
                                  Assets
Cash and amounts due from depository institutions                          $           4,062     $            2,123
Investment securities available for sale, at fair value                               25,875                 24,398
Loans receivable, net                                                                 78,115                 72,200
Premises and equipment, net                                                              509                    496
Accrued interest receivable                                                              677                    603
Goodwill, net of amortization                                                            913                    953
Prepaid expenses and other assets                                                         29                     38
                                                                            -----------------     ------------------
Total assets                                                               $         110,180     $          100,811
                                                                            =================     ==================

                          Liabilities and Equity
Liabilities:
 Deposits                                                                  $          93,515     $           84,810
 Accrued interest payable                                                                154                    161
 Accrued income taxes                                                                      7                      2
 Deferred income taxes                                                                   919                    869
 Accrued benefit plan liabilities                                                        608                    743
 Other liabilities                                                                        74                     58
                                                                            -----------------     ------------------
   Total liabilities                                                                  95,277                 86,643
                                                                            -----------------     ------------------
Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
  issued and outstanding 1,312,273  shares (1,341,012 in 2001)                        12,460                 12,719
 Unearned compensation - ESOP                                                          (517)                  (678)
 Shares in grantor trust - contra account                                              (195)                  (195)
 Shares in MRP plan - contra account                                                    (67)                  (210)
 Shares in stock option plan trusts - contra account                                 (1,477)                (1,591)
 Retained earnings                                                                     3,330                  2,835

 Accumulated other comprehensive income                                                1,369                  1,288
                                                                            -----------------     ------------------
   Total shareholders' equity                                                         14,903                 14,168
                                                                            -----------------     ------------------
Total liabilities and equity                                               $         110,180     $          100,811
                                                                            =================     ==================



     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                                                 (In Thousands Except               (In Thousands Except
                                                                per Share Information)             per Share Information)
                                                            --------------------------------   --------------------------------
                                                                  Three Months Ended                  Six Months Ended
                                                            --------------------------------   --------------------------------
                                                                       June 30,                           June 30,
                                                            --------------------------------   --------------------------------
                                                                2002              2001             2002              2001
                                                             (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                                            --------------   ---------------   --------------   ---------------
Interest income:
 Loans                                                    $         1,483  $          1,487  $         2,943  $          2,959
 Investment securities                                                327               356              611               719
 Other interest-earning assets                                         12                29               15                55
                                                            --------------   ---------------   --------------   ---------------
   Total interest income                                            1,822             1,872            3,569             3,733
                                                            --------------   ---------------   --------------   ---------------
Interest expense:
 Deposits                                                             569               947            1,136             1,982
 Advances from Federal Home Loan Bank
  and Note Payable                                                      0                12                0                31
                                                            --------------   ---------------   --------------   ---------------
   Total interest expense                                             569               959            1,136             2,013
                                                            --------------   ---------------   --------------   ---------------
Net interest income                                                 1,253               913            2,433             1,720

Provision for loan losses                                              24                16               48                28
                                                            --------------   ---------------   --------------   ---------------
Net interest income after provision for loan losses                 1,229               897            2,385             1,692
                                                            --------------   ---------------   --------------   ---------------

Noninterest income:
 Deposit account service charges                                       62                68              116               123
 Loan service charges and fees                                         30                29               58                61
 Net gain (loss) on sales of investment
  securities available for sale                                        32               (2)               39                 3
 Other                                                                  9                12               23                21
                                                            --------------   ---------------   --------------   ---------------
   Total noninterest income                                           133               107              236               208
                                                            --------------   ---------------   --------------   ---------------
Noninterest expense:
 Compensation and benefits                                            310               290              601               624
 Occupancy and equipment                                               52                37              107               102
 Federal deposit insurance premiums                                    12                12               24                24
 Data processing fees                                                  63                62              126               110
 Advertising and promotion                                             22                24               42                47
 Amortization                                                          20                20               40                40
 Other                                                                133               122              270               232
                                                            --------------   ---------------   --------------   ---------------
   Total noninterest expense                                          612               567            1,210             1,179
                                                            --------------   ---------------   --------------   ---------------
Income before income taxes                                            750               437            1,411               721

Income taxes                                                          270               160              518               260
                                                            --------------   ---------------   --------------   ---------------
Net income                                                $           480  $            277  $           893  $            461
                                                            ==============   ===============   ==============   ===============
Earnings per share
 Basic                                                    $          0.36  $           0.21  $          0.67  $           0.34
                                                            ==============   ===============   ==============   ===============
 Diluted                                                  $          0.36  $           0.21  $          0.67  $           0.34
                                                            ==============   ===============   ==============   ===============


     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


                                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                           ----------------------------------  --------------------------------
                                                               2002                2001            2002               2001
                                                           --------------      --------------  -------------      -------------
                                                              (Unaudited - in thousands)         (Unaudited - in thousands)
                                                           ----------------------------------  --------------------------------
Net income                                                $           480    $            277 $          893    $           461
                                                           --------------      --------------  -------------      -------------
Other comprehensive income (loss), net of tax:
 Unrealized gains on investment securities                            449                  90            170                182
 Less reclassification adjustment for gains\losses
  included in net income                                              (32)                  2            (39)                (3)
 Less income taxes related to unrealized
  gains\losses on investment securities                              (158)                (35)           (50)               (68)
                                                           --------------      --------------  -------------      -------------
   Other comprehensive income, net of tax                             259                  57             81                111
                                                           --------------      --------------  -------------      -------------

Comprehensive income
                                                          $           739    $            334 $          974    $           572
                                                           ==============      ==============  =============      =============





     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002


                                                      Shares in   Shares in   Shares in                  Accumulated
                                        Unearned       Grantor    MRP Plan-  Stock Option                   Other        Total
                             Common   Compensation  Trust-Contra    Contra   Plan Trusts -   Retained   Comprehensive  Shareholders'
                              Stock       ESOP         Account     Account  Contra Account   Earnings      Income       Equity
                                 -----------------------------------------------------------------------------------------------
                                                                  (Unaudited - in thousands)
                                 -----------------------------------------------------------------------------------------------
Balances, beginning of period    $12,719   $    (678)    $    (195)   $  (210)    $  (1,591)   $ 2,835   $    1,288    $  14,168

Net income                             0           0             0          0             0        893            0          893

Issuance of shares of common
stock
 pursuant to MRP plan                  0           0             0        143             0         0            0          143

Other comprehensive income (loss)      0           0             0          0             0         0           81           81

Payment on ESOP loan principal         0         161             0          0             0         0            0          161

Dividends paid                         0           0             0          0             0      (398)           0         (398)

Purchase and retirement of
 15,239 shares of common stock      (145)          0             0          0             0         0            0         (145)

Retirement of 13,500 shares of
 common stock held in the stock
 option plan contra account         (114)          0             0          0           114         0            0            0
                                 -----------------------------------------------------------------------------------------------
Balances, end of period          $12,460   $    (517)    $    (195)   $   (67)    $  (1,477)  $ 3,330   $    1,369    $  14,903
                                 ===============================================================================================





     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 AND 2001



                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                               --------------------------------
                                                                                                     2002            2001
                                                                                                 (Unaudited - in thousands)
                                                                                               --------------------------------
Operating Activities:
 Net income                                                                                  $            893  $           461
                                                                                               ---------------  ---------------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for loan losses                                                                               48               28
   Depreciation                                                                                            33               30
   Amortization of goodwill                                                                                40               40
   Federal home loan bank stock dividends                                                                 (20)             (29)
   Net gain on sales of investment securities available for sale                                          (39)              (3)
   Deferred income taxes                                                                                    0                1
   (Increase) Decrease in:
    Accrued interest receivable                                                                           (74)              10
    Other assets                                                                                            9              115
   Increase (Decrease) in:
    Accrued interest payable                                                                               (7)             (86)
    Accrued income taxes                                                                                    5               37
    Accrued benefit plan liabilities                                                                     (135)            (124)

    Other liabilities                                                                                      16              (50)
                                                                                               ---------------  ---------------
     Total adjustments                                                                                   (124)             (31)
                                                                                               ---------------  ---------------
Net cash provided by operating activities                                                                 769              430
                                                                                               ---------------  ---------------
Investing Activities:
 Purchases of investment securities available for sale                                                 (8,373)          (5,500)
 Proceeds from maturities of investment securities available for sale                                   1,087            2,823
 Principal payments received on investment securities available for sale                                4,509            2,212
 Proceeds from sales of investment securities available for sale                                        1,490              502
 Net increase in loans                                                                                 (5,963)          (1,133)
 Purchases of premises and equipment, net                                                                 (46)             (64)
                                                                                               ---------------  ---------------
Net cash used in investing activities                                                                  (7,296)          (1,160)
                                                                                               ---------------  ---------------




     The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 AND 2001


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                        ---------------------------------------
                                                                                              2002                 2001
                                                                                        ------------------   ------------------
                                                                                              (Unaudited - in thousands)
                                                                                        ---------------------------------------
Financing Activities:
 Dividends paid                                                                                      (398)                (415)
 Net increase in deposits                                                                           8,705                3,380
 Purchase and retirement of common stock                                                             (145)                (329)
 Issuance of common stock for MRP plan                                                                143                  169
 Payment on ESOP loan and release of shares                                                           161                  164
 Net repayment of advances from Federal Home Loan Bank                                                  0              (1,043)
                                                                                        ------------------   ------------------
Net cash provided by financing activities                                                           8,466                1,926
                                                                                        ------------------   ------------------
Net increase in cash and cash equivalents                                                           1,939                1,196

Cash and cash equivalents, beginning of period                                                      2,123                3,067
                                                                                        ------------------   ------------------
Cash and cash equivalents, end of period                                                $           4,062    $           4,263
                                                                                        ==================   ==================
Supplementary disclosures of cash flow information:  Cash paid during the period for:
 Interest                                                                               $           1,143    $           2,099
 Income taxes                                                                           $             571    $             223

Supplementary disclosures of noncash investing activities:
 Acquisition of foreclosed real estate                                                  $               0    $              59
 Change in unrealized gain\loss on investment securities
  available for sale                                                                    $             131    $             179
 Change in deferred income taxes associated with
  unrealized gain\loss on investment securities available
  for sale                                                                              $              50    $              68
 Change in net unrealized gain\loss on investment
  securities available for sale                                                         $              81    $             111




     The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)




Note 1 - Basis of Presentation and Principles of Consolidation

United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of becoming the holding company of Newport Federal Savings and Loan Association (the "Association"), in connection with the Association's conversion from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank. The Company had no assets or operations prior to the conversion. On January 1, 1998, the Association converted from a mutual savings association to a capital stock savings bank, changed its name to Newport Federal Bank (the "Bank"), and was simultaneously acquired by its holding company, United Tennessee Bankshares, Inc.

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

Earnings per share have been computed based on the following:

                                                           Three Months Ended                Six Months Ended
                                                     -------------------------------   -----------------------------
                                                                June 30,                         June 30,
                                                     -------------------------------   -----------------------------
                                                             2002           2001               2002          2001
                                                     -------------------------------   -----------------------------
Average number of shares outstanding                       1,323,548      1,345,713         1,330,927     1,372,888
Effect of dilutive options                                       641              0             2,394             0
                                                     -------------------------------   -----------------------------
Average number of shares outstanding used
  to calculate earnings per share                          1,324,189      1,345,713         1,333,321     1,372,888
                                                     ===============================   =============================

Note 3 - Comprehensive Income

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.


Note 4 - Management Recognition Plan

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of June 30, 2002 and December 31, 2001 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                              Period Ended June 30,
                                                         ---------------------------------
                                                              2002              2001
                                                         ----------------  ---------------
Accrued Liability Balance at Beginning of Period        $        142,259  $       152,895
Amount Charged to Expense                                         11,236           81,575
Less Cost of Shares Issued                                     (142,339)        (168,887)
                                                         ----------------  ---------------
Accrued Liability at End of Period                      $         11,156  $        65,583
                                                         ================  ===============

The Company held 5,509 shares of its common stock in trust at a net cost of $67,431 as of June 30, 2002 (17,138 shares at a cost of $209,770 at December 31, 2001). A contra-equity account has been established to reflect the cost of such shares held in trust.


Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. Stock options awarded totaled 175,321 and 209,299 as of June 30, 2002 and December 31, 2001, respectively.

The Company has purchased 175,039 and 188,422 shares as of June 30, 2002 and December 31, 2001, respectively, of its common stock, which are being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation


General

The principal business of United Tennessee Bankshares, Inc. and our wholly owned subsidiary Newport Federal Bank ("we," "us," etc.) consists of accepting deposits from the general public through our main office and two branch offices and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities that are guaranteed as to principal and interest by the Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) or Federal National Mortgage Association (FNMA). We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC common stock.

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

The following is a discussion of our financial condition as of June 30, 2002 and for the three and six-month periods ended June 30, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased from December 31, 2001 to June 30, 2002 by $9.4 million, or 9.3%, from $100.8 million at December 31, 2001 to $110.2 million at June 30, 2002. The increase in assets was principally the result of an increase in cash and amounts due from depository institutions, investment securities and loans receivable. Cash and amounts due from depository institutions increased by $1.9 million as a result of an increase in overnight deposits held by the Federal Home Loan Bank of Cincinnati. Investment securities increased by $1.5 million due to investment purchases during the current period.

Loans receivable increased from December 31, 2001 to June 30, 2002 as originations exceeded repayments for the period by approximately $5.9 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2002 and December 31, 2001, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                           June 30, 2002               December 31, 2001
                                                       -----------------------      -------------------------
                                                                      (Dollars in thousands)
                                                         Amount     Percent            Amount      Percent
                                                         ------     -------            ------      -------
Type of Loan:
Real estate loans:
  One- to four-family residential                     $     61,842      76.2%      $       57,577      76.8%
  Commercial                                                10,294      12.7%               9,131      12.2%
  Construction                                               4,139       5.1%               3,997       5.3%

Consumer loans:
  Automobile                                                 1,340       1.7%               1,260       1.7%
  Loans to depositors, secured by deposits                   1,565       1.9%               1,380       1.8%
  Home equity and second mortgage                              139       0.2%                 157       0.2%
  Other                                                      1,798       2.2%               1,506       2.0%
                                                       ----------------------       -------------------------
                                                            81,117     100.0%              75,008     100.0%
                                                       -----------============      -------------============

Less:
  Loans in process                                           1,885                          1,737
  Deferred mortgage loan fees                                  368                            352
  Allowance for loan losses                                    749                            719
                                                       ------------                 --------------
    Total                                             $     78,115                 $       72,200
                                                       ============                 ==============


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

                                                                   Six                      Six
                                                              Months Ended             Months Ended
                                                                June 30,                 June 30,
                                                                  2002                     2001
                                                           --------------------     --------------------
                                                                          (In thousands)
Balance at beginning of period                            $                719     $                660
                                                           --------------------     --------------------
Charge-offs:
  Consumer                                                                 (21)                      (4)
  Mortgage                                                                   0                        0
Recoveries:
  Consumer                                                                   3                        0
  Mortgage                                                                   0                        0
                                                           --------------------     --------------------
Net Charge-offs                                                            (18)                      (4)
Provision for loan losses                                                   48                       28
                                                           --------------------     --------------------
Balance at end of period                                  $                749     $                684
                                                           ====================     ====================

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                                June 30,               December 31,
                                                                  2002                     2001
                                                           --------------------     --------------------
                                                                          (In thousands)
Nonaccrual Loans                                          $                  0     $                  0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
  Residential                                                              359                      411
  Non-Residential                                                          110                        0
Consumer                                                                     7                       10
                                                           --------------------     --------------------
Total                                                     $                476     $                421
                                                           ====================     ====================

At June 30, 2002, the Bank had one additional commercial real estate loan totaling $462,147, as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan is considered well secured and we do not expect to incur any loss in excess of attributable existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the six months ended June 30, 2002, the Company increased its liabilities by $8.6 million, or 10.0%, in order to fund asset growth. Total deposits increased $8.7 million or 10.3% from $84.8 million at December 31, 2001 to $93.5 million at June 30, 2002.

During 2002, the Bank has accepted deposits totaling approximately $6.9 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $735,000 from $14.2 million at December 31, 2001 to $14.9 million at June 30, 2002. The increase was due to $893,000 of net income, an $81,000 increase in our net unrealized gain on investment securities, payment of approximately $161,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $143,000, all of which were partially offset by the payment of a dividend to shareholders of $398,000, and the purchase and retirement of 15,239 shares of common stock at a cost of $145,000.

The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

Discussion of Results of Operations for the Three Months Ended June 30, 2002 and 2001

Our net income for the three months ended June 30, 2002 was $480,000, a $203,000, or 73.3% increase from the $277,000 we earned during the three months ended June 30, 2001. Basic and diluted earnings per share for the three months ended June 30, 2002 were each $0.36 compared to $0.21 for the same period in 2001. Basic average shares outstanding for three months ended June 30, 2002 was 1,323,548 shares and 1,345,713 shares for the three months ended June 30, 2001. Average dilutive potential shares outstanding were 641 and 0, respectively.

Interest income decreased $50,000, or 2.7%, from $1.87 million for the three months ended June 30, 2001 to $1.82 million for the three months ended June 30, 2002. The decrease in interest income was due primarily to a reduction in interest income from investment securities and other interest earning assets of $46,000. The decrease in interest income on investment securities is a result of a decrease in the yields on investment securities.

Interest expense on deposits decreased $378,000 from $947,000 for the three months ended June 30, 2001 to $569,000 for the three months ended June 30, 2002, primarily due to the decrease in deposit account interest rates. In addition, the Company incurred no interest expense on advances from the Federal Home Loan Bank compared to $12,000 in the prior-year period.

Net interest income increased $340,000, or 37.2%, between the periods as a result of the decrease in interest expense which was partially offset by the slight decrease in interest income. The Company's net interest margin widened to 4.96% for the three months ended June 30, 2002 compared to 3.82% for the comparable period of 2001. The widening of the net interest margin reflects the current rate environment.

Noninterest income increased $26,000 from $107,000 for the three months ended June 30, 2001 to $133,000 for the three months ended June 30, 2002. The increase in noninterest income was primarily the result of a net gain on sales of investment securities available for sale of $32,000.

Noninterest expenses increased $45,000 from $567,000 for the three months ended June 30, 2001 to $612,000 for the three months ended June 30, 2002. The increase in noninterest expense was primarily from an increase in compensation and benefits of $20,000 and an increase in occupancy and equipment expense of $15,000.

Our effective tax rates for the three months ended June 30, 2002 and 2001 were 36.0% and 36.6%, respectively.

Discussion of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Our net income for the six months ended June 30, 2002 was $893,000, a $432,000, or 93.7% increase from the $461,000 we earned during the six months ended June 30, 2001. Basic and diluted earnings per share for the six months ended June 30, 2002 were each $0.67 compared to $0.34 for the same period in 2001. Basic average shares outstanding for six months ended June 30, 2002 was 1,330,927 shares and 1,372,888 shares for the six months ended June 30, 2001. Average dilutive potential shares outstanding were 2,394 and 0, respectively.

Interest income decreased $164,000, or 4.4%, from $3.73 million for the six months ended June 30, 2001 to $3.57 million for the six months ended June 30, 2002. The decrease in interest income was due to a reduction in interest income from investment securities and other interest earning assets of $148,000. Interest on loans also decreased $16,000. The decrease in interest income is the result of lower interest rates on mortgage loans and a decrease in the yields on investment securities.

Interest expense on deposits decreased $846,000 from $1.98 million for the six months ended June 30, 2001 to $1.14 million for the six months ended June 30, 2002, primarily due to the decrease in deposit account interest rates. In addition, the Company incurred no interest expense on advances from the Federal Home Loan Bank compared to $31,000 in the prior-year period.

Net interest income increased $713,000, or 41.5%, between the periods as a result of the decrease in interest expense which was partially offset by the decrease in interest income. The Company's net interest margin widened to 4.81% for the six months ended June 30, 2002 compared to 3.60% for the comparable period of 2001. The widening of the net interest margin reflects the current rate environment.

Noninterest income increased $28,000 from $208,000 for the six months ended June 30, 2001 to $236,000 for the six months ended June 30, 2002. The increase in noninterest income was primarily from a net gain on sales of investment securities available for sale of $39,000 with an offsetting decrease in deposit account service charges of $7,000.

Noninterest expenses increased $31,000 from $1.18 million for the six months ended June 30, 2001 to $1.21 million for the six months ended June 30, 2002. The increase in noninterest expense was from an increase in other noninterest expenses of $38,000 which includes an expense of approximately $28,000 for the market value adjustment of the director's long-term incentive plan. Data processing fees also increased by $16,000 while compensation and benefits expense decreased $23,000.

Our effective tax rates for the three months ended June 30, 2002 and 2001 were 36.7% and 36.1%, respectively.

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

Our most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on our operating, financing and investing activities during any given period. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. We do not solicit deposits outside of our market area through brokers or other financial institutions; however, we do accept deposits from various governmental and institutional investors outside our traditional market area from time to time.

We have also designated all of our investment securities as available for sale in order to meet liquidity demands. In addition to internal sources of funding, as a member of the Federal Home Loan Bank we have substantial borrowing authority with the Federal Home Loan Bank. Our use of a particular source of funds is based on need, comparative total costs and availability.

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 2002 and December 31, 2001, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 21, 2002, United Tennessee Bankshares, Inc. held its 2002 Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

1.       Election of Directors

                  Nominee                 For                 Withheld
         ------------------         ---------------           --------
         Richard G. Harwood          1,103,881                  3,397
         Robert R. Self              1,099,906                  7,372

         There were no abstentions or broker non-votes.

     The terms of the office of Directors Robert L. Overholt, Ben W. Hooper, III, William B. Henry, J. William, Myers and Tommy C. Bible continued after the meeting.

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

          3.2(1)    Bylaws of United Tennessee Bankshares, Inc.

          4(1)      Form of Stock  Certificate of United  Tennessee  Bankshares,
                    Inc.

          10.1(2)   United Tennessee Bankshares, Inc. 1999 Stock Option Plan

          10.2(2)   United Tennessee  Bankshares,  Inc.  Management  Recognition
                    Plan

          10.3(a)(1)Employment  Agreements  between  Newport Federal Savings and
                    Loan Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston

          10.3(b)(1)Forms  of  Guarantee  Agreements  between  United  Tennessee
                    Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston

          10.4(1) Newport Federal Savings and Loan Association Long-Term Incentive Plan

          10.5(1)   Newport  Federal  Savings  and  Loan  Association   Deferred
                    Compensation Plan

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc. on August 13, 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller of United Tennessee Bankshares, Inc. on August 13, 2002.

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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date:  August 13, 2002            /s/Richard G. Harwood
                                   ---------------------------------------------
                                   Richard G. Harwood
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative and
                                   Principal Financial and Accounting Officer)

                                                                    EXHIBIT 99.1

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of United Tennessee Bankshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Richard G. Harwood, the President and Chief Executive Officer of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 13, 2002.




                                      /s/Richard G. Harwood
                                      ---------------------
                                      Richard G. Harwood
                                      President and
                                      Chief Executive Officer

                                                                    EXHIBIT 99.2

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-QSB of United Tennessee Bankshares, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chris H. Triplett, Controller, hereby certifies that (1) the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on August 13, 2002.



                                   /s/Chris H. Triplett
                                   --------------------
                                   Chris H. Triplett
                                   Controller