Form 10QSB
period 2002-09-30
UNITED TENNESSEE BANKSHARES INC
filed 2002-11-13
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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


                     344 Broadway, Newport, Tennessee 37821
                     ---------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (423) 623-6088


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,311,124
                                         ---------

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

       Item 1. Financial Statements

               Consolidated  Statements  of Financial  Condition as
               of September 30, 2002 (Unaudited) and December 31, 2001         3
               Consolidated  Statements  of Income for the Three
               Month and Nine Month Periods Ended September 30,
               2002 and 2001 (Unaudited)                                       4

               Consolidated  Statements  of  Comprehensive  Income
               for the Three Month and Nine Month  Periods  Ended
               September 30, 2002 and 2001 (Unaudited)                         5

               Consolidated Statement of Changes in Shareholders'
               Equity for the Nine Month Period Ended September 30,
               2002 (Unaudited)                                                6

               Consolidated  Statements of Cash Flows for the Nine
               Month Periods Ended September 30, 2002 and 2001
               (Unaudited)                                                   7-8

               Notes to  Consolidated  Financial  Statements for
               the Three Month and  Nine  Month  Periods  Ended
               September  30,  2002  and  2001 (Unaudited)                  9-11

      Item 2.  Management's Discussion and Analysis or Plan of Operation   12-17

      Item 3.  Controls and Procedures                                        18


PART II.  OTHER INFORMATION
          -----------------

      Item 1.  Legal Proceedings                                              19

      Item 2.  Changes in Securities and Use of Proceeds                      19

      Item 3.  Defaults upon Senior Securities                                19

      Item 4.  Submission of Matters to a Vote of Security Holders            19

      Item 5.  Other Information                                              19

      Item 6.  Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                    20

CERTIFICATIONS                                                             21-22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                                September 30,
                                                                                     2002                  December 31,
                                                                                 (Unaudited)                   2001
                                                                              -------------------        -----------------
                                                                                            (in thousands)
                                 Assets

Cash and amounts due from depository institutions                          $               2,492      $             2,123
Investment securities available for sale, at fair value                                   25,235                   24,398
Loans receivable, net                                                                     78,962                   72,200
Premises and equipment, net                                                                  616                      496
Foreclosed real estate - held for sale                                                       171                        0
Accrued interest receivable                                                                  707                      603
Goodwill, net of amortization                                                                893                      953
Prepaid expenses and other assets                                                             66                       38
                                                                              -------------------        -----------------
 Total assets                                                              $             109,142      $           100,811
                                                                              ===================        =================

                         Liabilities and Equity
Liabilities:
 Deposits                                                                  $              91,714      $            84,810
 Accrued interest payable                                                                    153                      161
 Accrued income taxes                                                                         25                        2
 Deferred income taxes                                                                       992                      869
 Accrued benefit plan liabilities                                                            697                      743
 Other liabilities                                                                           105                       58
                                                                              -------------------        -----------------

 Total liabilities                                                                        93,686                   86,643
                                                                              -------------------        -----------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,311,124 shares (1,341,012 in 2001)                            12,448                   12,719
 Unearned compensation - ESOP                                                              (517)                    (678)
 Shares in grantor trust - contra account                                                  (199)                    (195)
 Shares in MRP plan - contra account                                                        (56)                    (210)
 Shares in stock option plan trusts - contra account                                     (1,477)                  (1,591)
 Retained earnings                                                                         3,768                    2,835

 Accumulated other comprehensive income                                                    1,489                    1,288
                                                                              -------------------        -----------------
  Total shareholders' equity                                                              15,456
                                                                                                                   14,168
                                                                              -------------------        -----------------

Total liabilities and equity                                               $             109,142      $           100,811
                                                                              ===================        =================




The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

                                                            (In Thousands Except                      (In Thousands Except
                                                           per Share Information)                      per Share Information)
                                                      ----------------------------------        ---------------------------------
                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
                                                      ----------------------------------        ---------------------------------
                                                          2002                 2001                2002                 2001
                                                      (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
                                                      -------------        -------------        ------------        -------------
Interest income:
 Loans                                            $          1,506     $          1,469     $         4,449     $          4,428
 Investment securities                                         311                  335                 922                1,054
 Other interest-earning assets                                   7                   28                  22                   83
                                                      -------------        -------------        ------------        -------------
  Total interest income                                      1,824                1,832               5,393                5,565
                                                      -------------        -------------        ------------        -------------
Interest expense:
 Deposits                                                      544                  884               1,680                2,866
 Advances from Federal Home Loan Bank
  and note payable                                               0                    7                   0                   38
                                                      -------------        -------------        ------------        -------------
  Total interest expense                                       544                  891               1,680                2,904
                                                      -------------        -------------        ------------        -------------
Net interest income                                          1,280                  941               3,713                2,661

Provision for loan losses                                       45                   19                  93                   47
                                                      -------------        -------------        ------------        -------------
Net interest income after provision for loan
 losses                                                      1,235                  922               3,620                2,614
                                                      -------------        -------------        ------------        -------------
Noninterest income:
 Deposit account service charges                                65                   57                 181                  180
 Loan service charges and fees                                  27                   28                  85                   89
 Net gain  on sales of investment
  securities available for sale                                  7                    0                  46                    3
 Other                                                           9                   10                  32                   31
                                                      -------------        -------------        ------------        -------------
  Total noninterest income                                     108                   95                 344                  303
                                                      -------------        -------------        ------------        -------------
Noninterest expense:
 Compensation and benefits                                     317                  302                 918                  926
 Occupancy and equipment                                        77                   54                 184                  156
 Federal deposit insurance premiums                             13                   12                  37                   36
 Data processing fees                                           68                   64                 194                  174
 Advertising and promotion                                      19                   23                  61                   70
 Net (gain) loss on foreclosed real estate                       0                    0                   0                    0
 Amortization                                                   20                   20                  60                   60
 Other                                                         129                   93                 398                  325
                                                      -------------        -------------        ------------        -------------
  Total noninterest expense                                    643                  568               1,852                1,747
                                                      -------------        -------------        ------------        -------------

Income before income taxes                                     700                  449               2,112                1,170

Income taxes                                                   263                  168                 781                  428
                                                      -------------        -------------        ------------        -------------

Net income                                        $            437     $            281     $         1,331     $            742
                                                      =============        =============        ============        =============
Earnings per share:

 Basic                                            $           0.33     $           0.21     $          1.00     $           0.54
                                                      =============        =============        ============        =============
 Diluted                                                      0.33                 0.21     $          1.00                 0.54
                                                  $                    $                                        $
                                                      =============        =============        ============        =============

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001









                                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                                      ----------------------------------        --------------------------------
                                                         2002                   2001              2002                  2001
                                                      -----------            -----------        ----------            ----------
                                                         (Unaudited - in thousands)               (Unaudited - in thousands)

Net income                                        $          437        $           281     $       1,331         $         742
                                                      -----------            -----------        ----------            ----------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment
securities                                                   200                    229               370                   411
 Less reclassification adjustment for
gains\losses
  included in net income                                     (7)                      0              (46)                   (3)
 Less income taxes related to unrealized
  gains\losses on investment securities                     (73)                   (87)             (123)                 (155)
                                                      -----------            -----------        ----------            ----------
 Other comprehensive income (loss), net of tax               120                    142               201                   253
                                                      -----------            -----------        ----------            ----------


Comprehensive income                              $          557        $           423     $       1,532         $         995
                                                      ===========            ===========        ==========            ==========





















The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002




                                                     Shares in     Shares in     Shares in               Accumulated
                                       Unearned       Grantor      MRP Plan-    Stock Option                Other        Total
                            Common   Compensation  Trust-Contra     Contra      Plan Trusts-  Retained  Comprehensive  Shareholders
                             Stock       ESOP         Account       Account    Contra Account Earnings      Income       Equity
                           ---------------------------------------------------------------------------------------------------------
                                                                  (Unaudited - in thousands)
                           ---------------------------------------------------------------------------------------------------------

Balances,beginning of period $12,719      $    (678)    $    (195)      $   (210) $     (1,591)   $ 2,835     $    1,288  $  14,168

Net income                         0              0             0              0             0      1,331              0      1,331

Issuance of shares of common
 stock pursuant to MRP plan        0              0             0            154             0         0               0        154

Other comprehensive income
 (loss)                            0              0             0              0             0         0             201        201

Payment on ESOP loan principal     0            161             0              0             0         0               0        161

Dividends paid                     0              0             0              0             0      (398)              0       (398)

Adjustment of cost on directors
 long-term incentive plan          0              0           (4)              0             0         0               0         (4)

Purchase and retirement
 of 16,388 shares of common
 stock                          (157)             0            0               0             0         0               0       (157)

Retirement of 13,500 shares of
 common stock held in the stock
 option plan contra account     (114)             0             0              0           114         0               0          0
                              ------- ------------- ------------- -------------- ------------- ---------   -------------  ----------


Balances, end of period      $12,448  $       (517) $       (199) $          (56)$     (1,477) $   3,768   $       1,489  $  15,456
                             =======  ============= ============= ============== ============= =========   =============  ==========













The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001





                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                      ------------------------------
                                                                                            2002          2001
                                                                                       (Unaudited - in thousands)
                                                                                      ------------------------------
Operating Activities:
Net Income                                                                         $         1,331  $          742
                                                                                     --------------  --------------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                     93              47
   Depreciation                                                                                  57              47
   Amortization of goodwill                                                                      60              60
   Federal home loan bank stock dividends                                                      (30)            (44)
   Net gain on sales of investment securities available for sale                               (46)             (3)
   (Increase) Decrease in:
    Accrued interest receivable                                                               (104)            (12)
    Other assets                                                                               (28)             105
   Increase (Decrease) in:
    Accrued interest payable                                                                    (8)           (127)
    Accrued income taxes                                                                         23               0
    Accrued benefit plan liabilities                                                           (50)            (33)
    Other liabilities                                                                            47            (21)
                                                                                      --------------  --------------
     Total adjustments                                                                           14              19
                                                                                      --------------  --------------
Net cash provided by operating activities                                                     1,345             761
                                                                                      --------------  --------------

Investing Activities:
 Purchases of investment securities available for sale                                      (9,800)         (6,500)
 Proceeds from maturities of investment securities available for sale                         1,580           3,320
 Principal payments received on investment securities available for sale                      5,041           4,230
 Proceeds from sales of investment securities available for sale                              2,742             502
 Net increase in loans                                                                      (7,026)         (2,766)
 Purchases of premises and equipment, net                                                     (177)            (85)
                                                                                      --------------  --------------

Net cash used in investing activities                                                       (7,640)         (1,299)
                                                                                      --------------  --------------






The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      2002               2001
                                                                                 ----------------   ----------------
                                                                                     (Unaudited - in thousands)
                                                                                 -----------------------------------
Financing Activities:
 Dividends paid                                                                            (398)              (414)
 Net increase in deposits                                                                  6,904              4,765
 Purchase and retirement of common stock                                                   (157)              (345)
 Issuance of common stock for MRP plan                                                       154                180
 Payment on ESOP loan and release of shares                                                  161                165
 Net repayment of advances from Federal Home Loan Bank                                         0            (1,575)
                                                                                 ----------------   ----------------
Net cash provided by financing activities                                                  6,664              2,776
                                                                                 ----------------   ----------------

Net increase in cash and cash equivalents                                                    369              2,238

Cash and cash equivalents, beginning of period                                             2,123              3,067
                                                                                 ----------------   ----------------

Cash and cash equivalents, end of period                                        $          2,492   $          5,305
                                                                                 ================   ================

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                       $          1,688   $          3,301
 Income taxes                                                                   $            758   $            283

Supplementary disclosures of noncash investing activities:
 Acquisition of foreclosed real estate                                          $            171   $            135
 Sale of foreclosed real estate by origination of mortgage loans                $              0   $             59
 Change in unrealized gain\loss on investment securities
  available for sale                                                            $            324   $            408
 Change in deferred income taxes associated with
  unrealized gain\loss on investment securities available
  for sale                                                                      $            123   $            155
 Change in net unrealized gain\loss on investment
  securities available for sale                                                 $            201   $            253




The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)





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

Note 2 - Earnings Per Share

Basic earnings per share represent income available to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per share have been computed based on the following:

                                                             Three Months Ended                 Nine Months Ended
                                                       -------------------------------     -----------------------------
                                                               September 30,                      September 30,
                                                       -------------------------------     -----------------------------
                                                           2002             2001               2002            2001
                                                       --------------   --------------     -------------   -------------

Average number of shares outstanding                       1,312,086        1,344,227         1,324,577       1,369,545
Effect of dilutive options                                        60              738             1,933             567
                                                       --------------   --------------     -------------   -------------

Average number of shares  outstanding                      1,312,146        1,344,965         1,326,510       1,370,112
used to calculate earnings per share                   ==============   ==============     =============   =============


Note 3 - Comprehensive Income

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under generally accepted accounting principles are directly charged to equity.
Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.


Note 4 - Management Recognition Plan

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of September 30, 2002 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                     Period Ended September 30,
                                                  ------------------------------
                                                       2002           2001
                                                   -------------- --------------
Accrued Liability Balance at Beginning of Period    $  142,259   $  152,895
Amount Charged to Expense                               14,045      125,531
Less Cost of Shares Issued                            (153,575)    (180,124)
                                                   -------------- --------------
Accrued Liability at End of Period                  $    2,729   $   98,302
                                                   ============== ==============

The Company held 4,591 shares of its common stock in trust at a net cost of $56,195 as of September 30, 2002 (17,138 shares at a cost of $209,770 at December 31, 2001). A contra-equity account has been established to reflect the cost of such shares held in trust.

Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price of $8.60 per share. During the nine month period ended September 30, 2002, 33,978 options were purchased and retired at a total cost of $70,192. Stock options awarded and outstanding totaled 175,321 and 209,299 as of September 30, 2002 and December 31, 2001, respectively.

The Company has purchased 175,039 and 188,422 shares as of September 30, 2002 and December 31, 2001, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.

Note 6 - Improvement Plan for Main Office Facility

During the first quarter of 2001, the Company's board of directors approved a plan to improve the existing main office facilities. The Company's board of directors is currently seeking land on which to construct a new main office facility.


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

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Standard No. 147, Accounting for Certain Financial Institutions. This statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. In addition, this statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. This statement intends to improve the comparability of financial reporting by requiring institutions to follow FASB Statement No. 141, Business Combinations. SFAS No. 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

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

The following is a discussion of our financial condition as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased from December 31, 2001 to September 30, 2002 by $8.3 million, or 8.2%, from $100.8 million at December 31, 2001 to $109.1 million at September 30, 2002. The increase in assets was principally the result of an increase in investment securities and loans receivable. Investment securities increased by $837,000 due to an increase in investment purchases during the current period and an increase in the fair market value of investment securities available for sale.

Loans receivable increased from December 31, 2001 to September 30, 2002 as originations exceeded repayments for the period by approximately $6.8 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2002 and December 31, 2001, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                        September 30, 2002              December 31, 2001
                                                      ------------------------        -----------------------
                                                                      (Dollars in Thousands)
                                                           Amount      Percent             Amount      Percent

Type of Loan:
Real estate loans:
 One- to four-family residential                   $       63,136       76.8%      $       57,577      76.8%

 Commercial                                                 9,986       12.2%               9,131      12.2%

 Construction                                               4,403        5.4%               3,997       5.3%

Consumer loans:

 Automobile                                                 1,335        1.6%               1,260       1.7%

 Loans to depositors, secured by deposits                   1,489        1.8%               1,380       1.8%

 Home equity and second mortgage                              148        0.2%                 157       0.2%

 Other                                                      1,664        2.0%               1,506       2.0%
                                                      ------------   ---------        ------------ ---------
                                                           82,161      100.0%              75,008     100.0%
                                                                     =========                     =========

Less:

 Loans in process                                           2,036                           1,737

 Deferred fees and discounts                                  375                             352

 Allowance for loan losses                                    788                             719
                                                      ------------                    ------------
  Total                                            $       78,962                  $       72,200
                                                      ============                    ============


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

                                          Nine                        Nine
                                      Months Ended                Months Ended
                                      September 30,               September 30,
                                         2002                        2001
                                --------------------       ---------------------
                                                    (In Thousands)
Balance at beginning of period  $          719               $        660
                                --------------------       ---------------------
Charge-offs:
 Consumer                                  (27)                        (8)
 Mortgage                                    0                         (1)
Recoveries:
 Consumer                                    3                          0
 Mortgage                                    0                          0
                                --------------------       ---------------------
Net Charge-offs                            (24)                        (9)
Provision for loan losses                   93                         47
                                --------------------       ---------------------
Balance at end of period       $           788              $         698
                               =====================       =====================

The following table sets forth information about our nonperforming assets at the dates indicated.

                                      September 30,              September 30,
                                          2002                        2001
                                ---------------------       --------------------
                                                 (In Thousands)
Nonaccrual Loans                   $         0              $           0
Accruing loans which are
 contractually past due
 90 days or more:
Real Estate:
 Residential                               565                        574
 Non-Residential                            15                         43
Consumer                                    12                         16
                               ----------------------       --------------------
Total                             $        592              $         633
                               ======================       ====================

At September 30, 2002, the Bank had one additional commercial real estate loan totaling $465,000, as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan is considered well secured and we do not expect to incur any loss in excess of existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the nine months ended September 30, 2002, the Company increased its liabilities by $7.0 million, or 8.1%, in order to fund asset growth. Total deposits increased $6.9 million or 8.1% from $84.8 million at December 31, 2001 to $91.7 million at September 30, 2002.

During 2002, the Bank has accepted deposits totaling approximately $7.3 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $1.3 million from $14.2 million at December 31, 2001 to $15.5 million at September 30, 2002. The increase was due to $1.3 million of net income, a $201,000 increase in our net unrealized gain on investment securities, payment of approximately $161,000 on the ESOP loan principal, distribution of shares under the MRP plan at a cost of $154,000, all of which were partially offset by the payment of a dividend to shareholders of $398,000, and the purchase and retirement of 16,388 shares of common stock at a cost of $157,000. The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

Discussion of Results of Operations for the Three Months Ended September 30, 2002 and 2001

Our net income for the three months ended September 30, 2002 was $437,000, a $156,000, or 55.5% increase from the $281,000 we earned during the three months ended September 30, 2001. Basic and diluted earnings per share for the three months ended September 30, 2002 were each $0.33 compared to $0.21 for the same period in 2001. Basic average shares outstanding for three months ended September 30, 2002 was 1,312,086 shares and 1,344,227 shares for the three months ended September 30, 2001. Average dilutive potential shares outstanding were 60 and 738, respectively.

Interest income decreased $8,000, or 0.4%, from $1.83 million for the three months ended September 30, 2001 to $1.82 million for the three months ended September 30, 2002. The decrease in interest income was due to a reduction in interest income from investment securities and other interest earning assets of $45,000 offset by an increase in interest income on loans of $37,000. The decrease in interest income on investment securities is a result of a decrease in the yields available on investment securities.

Interest expense on deposits decreased $340,000 from $884,000 for the three months ended September 30, 2001 to $544,000 for the three months ended September 30, 2002, primarily due to the decrease in deposit account interest rates.

Net interest income increased $339,000, or 36.0%, between the periods as a result of the decrease in interest expense which was partially offset by the slight decrease in interest income. The Company's net interest margin widened to 4.91% for the three months ended September 30, 2002 compared to 3.91% for the comparable period of 2001. The widening of the net interest margin reflects the current rate environment and the fact that our variable rate loans are not adjusting as quickly as the rates on our interest-bearing deposits.

Noninterest income increased $13,000 from $95,000 for the three months ended September 30, 2001 to $108,000 for the three months ended September 30, 2002. The increase in noninterest income was primarily the result of a net gain on sales of investment securities available for sale of $7,000 and an increase in deposit account service charges of $8,000.

Noninterest expenses increased $75,000 from $568,000 for the three months ended September 30, 2001 to $643,000 for the three months ended September 30, 2002. The increase in noninterest expense was primarily from an increase in compensation and benefits of $15,000, an increase in occupancy and equipment expense of $23,000 and an increase in other operating expenses of $36,000.

Our effective tax rates for the three months ended September 30, 2002 and 2001 were 37.6% and 37.4%, respectively.

Discussion of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Our net income for the nine months ended September 30, 2002 was $1,331,000, a $589,000, or 79.4% increase from the $742,000 we earned during the nine months ended September 30, 2001. Basic and diluted earnings per share for the nine months ended September 30, 2002 were each $1.00 compared to $0.54 for the same period in 2001. Basic average shares outstanding for nine months ended September 30, 2002 was 1,324,577 shares and 1,369,545 shares for the nine months ended September 30, 2001. Average dilutive potential shares outstanding were 1,933 and 567, respectively.

Interest income decreased $172,000, or 3.1%, from $5.57 million for the nine months ended September 30, 2001 to $5.39 million for the nine months ended September 30, 2002. The decrease in interest income was due to a reduction in interest income from investment securities and other interest earning assets of $193,000 offset by an increase in interest income on loans of $21,000. The decrease in interest income is the result of a decrease in the yields available on investment securities.

Interest expense on deposits decreased $1,224,000 from $2.90 million for the nine months ended September 30, 2001 to $1.68 million for the nine months ended September 30, 2002, primarily due to the decrease in deposit account interest rates.

Net interest income increased $1,052,000, or 39.5%, between the periods as a result of the decrease in interest expense which was partially offset by the decrease in interest income. The Company's net interest margin widened to 4.75% for the nine months ended September 30, 2002 compared to 3.68% for the comparable period of 2001. The widening of the net interest margin reflects the current rate environment and the fact that our variable rate loans are not adjusting as quickly as the rates on our interest-bearing deposits.

Noninterest income increased $41,000 from $303,000 for the nine months ended September 30, 2001 to $344,000 for the nine months ended September 30, 2002. The increase in noninterest income was primarily from net gains on sales of investment securities available for sale of $46,000 with an offsetting decrease in loan service charges and fees of $4,000.

Noninterest expenses increased $107,000 from $1.75 million for the nine months ended September 30, 2001 to $1.85 million for the nine months ended September 30, 2002. The increase in noninterest expense was from an increase in other noninterest expenses of $73,000 which includes an expense of approximately $54,000 for the market value adjustment of the director's long-term incentive plan. Data processing fees also increased by $20,000, occupancy and equipment expense increase $28,000, while compensation and benefits expense decreased $8,000.

Our effective tax rates for the nine months ended September 30, 2002 and 2001 were 37.0% and 36.6%, respectively.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 2002 and December 31, 2001, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

Item 3.  Controls and Procedures
         -----------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and its Controller have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer and its Controller have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.



     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         3.1*           Charter of United Tennessee Bankshares, Inc.

         3.2*           Bylaws of United Tennessee Bankshares, Inc.

         4*             Form  of   Stock    Certificate   of   United  Tennessee
                        Bankshares,  Inc.

         10.1**         United Tennessee Bankshares, Inc. 1999 Stock Option Plan

         10.2**         United Tennessee Bankshares, Inc. Management Recognition
                        Plan

         10.3(a)*       Employment  Agreements  between Newport Federal  Savings
                        and Loan  Association  and  Richard G.  Harwood,   Nancy
                        L. Bryant and Peggy Holston

         10.3(b)*       Forms   of    Guarantee    Agreements   between   United
                        Tennessee  Bankshares,  Inc.  and   Richard  G. Harwood,
                        Nancy L. Bryant and Peggy Holston

         10.4(b)* Newport Federal Savings and Loan Association Long-Term Incentive Plan

         10.5* Newport Federal Savings and Loan Association Deferred Compensation Plan

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc. on November 13, 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller on November 13, 2002.

   ---------------------

           * Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

           **  Incorporated   by  reference  to  United   Tennessee  Bankshares,
               Inc.'s Registration Statement on Form S-8, File No. 333-82803.



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

                                     UNITED TENNESSEE BANKSHARES, INC.
                                     Registrant



Date:   November 13, 2002            /s/ Richard G. Harwood
                                     -------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)

             Certification of President and Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Richard G. Harwood, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United Tennessee Bankshares, Inc. ("United Tennessee");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of United Tennessee as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ Richard G. Harwood
Date:  November 13, 2002                       ---------------------------------
                                               Richard G. Harwood
                                               President and
                                               Chief Executive Officer

                           Certification of Controller
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Chris H. Triplett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United Tennessee Bankshares, Inc. ("United Tennessee");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of United Tennessee as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Chris H. Triplett
Date:  November 13, 2002                       ---------------------------------
                                                Chris H. Triplett
                                                Controller