Form 10KSB/A
period 2001-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2002-12-02
CIK 1045689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)


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

The aggregate market value of the outstanding common stock held by non-affiliates at March 25, 2002 was approximately $6.9 million (based on the most recent trade reported on the Nasdaq SmallCap Market (SM) ($9.50 on March 25, 2002). Solely for purposes of this calculation, the registrant's employee stock ownership plan, 401(k) plan, managment recognition plan, stock option plan trusts, directors' incentive plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 25, 2002 was 1,341,012.

Transitional small business disclosure format (check one):

                       Yes                 No    X
                            ---------         --------

1.   2001 Annual Report to Stockholders (the "Annual Report") (Part II).

2. Proxy Statement for 2002 Annual meeting of Stockholders (the "Proxy Statement") (Part III).

================================================================================

     This amendment on Form 10-KSB/A amends the Annual Report on Form 10-KSB previously filed by United Tennessee Bankshares, Inc. for the fiscal year ended December 31, 2001 (the "Prior Report"). Except as specifically indicated herein, no other information included in the prior Report is amended by this Form 10-KSB/A.

     This amendment is being filed to provide the city and state where the independent auditors' report was issued.

Item 13.  Exhibits List and Reports on Form 8-K

     (a) Exhibits. The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:


         No.            Description
         ---            -----------
         13             2001 Annual Report to Stockholders


         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc. on December 2, 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller on December 2, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED TENNESSEE BANKSHARES, INC.



Date:  December 2, 2002             By:  /s/ Richard G. Harwood
                                         ---------------------------------------
                                         Richard G. Harwood
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

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


                                           Pugh & Company, P.C.
                                           Certified Public Accountants
                                           Knoxville, Tennessee
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

   Chris H. Triplett
      Controller

                                                                    Exhibit 99.1
                    Certification of Chief Executive Officer
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

          In connection with this annual report on Form 10-KSB/A of United Tennessee Bankshares, Inc. I, Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

2. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of United Tennessee Bankshares, Inc.

                                                  /s/ Richard G. Harwood
Date: December 2, 2002                            ------------------------------
                                                  Richard G. Harwood
                                                  President and
                                                  Chief Executive Officer

                                                                    Exhibit 99.2

                           Certification of Controller
                         Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-KSB of United Tennessee Bankshares, Inc. I, Chris H. Triplett, Controller of United Tennessee Bankshares, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of United Tennessee Bankshares, Inc.

                                                 /s/ Chris H. Triplett
Date:  December 2, 2002                          -------------------------------
                                                 Chris H. Triplett
                                                 Controller