Form 10KSB
period 2002-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2003-03-31
CIK 1045689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

          Tennessee                                     62-1710108
----------------------------------          ------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

 344 W. Broadway, Newport, Tennessee                    37821-0249
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

         Issuer's Telephone Number, Including Area Code: (423) 623-6088

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing  requirements  for the past 90 days. Yes  X    No
                                                                ----     ----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,626,642.

The aggregate market value of the outstanding common stock held by non-affiliates at March 25, 2003 was approximately $9.3 million (based on the most recent trade reported on the Nasdaq SmallCap MarketSM of $14.00 on March 25, 2003). Solely for purposes of this calculation, the registrant's employee stock ownership plan, 401(k) plan, management recognition plan, stock option plan trusts, directors' incentive plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 25, 2003 was 1,311,124.

Transitional small business disclosure format (check one): Yes       No   X
                                                              -----     ------

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   2002 Annual Report to Stockholders (the "Annual Report") (Part II).

     2. Proxy Statement for 2003 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

================================================================================

                                     PART I

Item 1. Description of Business

General

United Tennessee Bankshares, Inc. United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. The Company's assets currently consist of its investment in the Bank, a $517,000 loan to the Company's employee stock ownership plan and approximately $612,000 in liquid assets.

The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249 and its telephone number is (423) 623-6088.

Newport Federal Bank. The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 2002, the Bank had total assets of $111.2 million, deposits of $93.7 million and stockholders' equity of $14.6 million, or 13.1% of total assets.

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

The Bank derives its income principally from interest earned on loans, investment securities and other interest-earning assets. The Bank's principal expenses are interest expense on deposits and noninterest expenses such as employee compensation, deposit insurance and miscellaneous other expenses. Funds for these activities are provided principally by deposit growth, repayments of outstanding loans and investment securities, and other operating revenues and, from time to time, advances from the Federal Home Loan Bank ("FHLB") of Cincinnati and other borrowings.

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

Cocke County is primarily rural, with a population of approximately 34,000 persons and relatively high unemployment levels and low-income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been above the national rate and equal to the state rate (since 1990, 15.2% compared with 13.1% and 16.7%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for December 2002, 6.7% compared with 4.7% and 6.0%, respectively), and income levels have been substantially lower than state and national averages (for 2002, $25,553 compared with $36,360 and $41,994, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

The economy in the Bank's primary market area includes a variety of industries, including farming, manufacturing, services, retail and wholesale trade and tourism. Significant employers include ConAgra in the food processing industry and Falcon Products in the furniture industry.

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

With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2002, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $3.2 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.4 million. The Bank had a total of five lending relationships with aggregate loan amounts over $500,000 at December 31, 2002, and none of these loans were nonperforming. For additional information, see "-- Regulation of the Bank -- Limits on Loans to One Borrower."

Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2002, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                          At December 31,
                                               -------------------------------------------------------------------
                                                      2002                     2001                    2000
                                               --------------------    --------------------    -------------------

                                               Amount        %           Amount        %       Amount         %
                                               ------       ---          ------       ---      ------        ----
                                                                         (Dollars in thousands)
Real estate loans:
  One- to four-family residential...........   $62,772      77.6%     $ 57,086        76.1%   $53,887       76.0%
  Commercial................................       8,617    10.6         8,461        11.3      9,777       13.8
  Construction..............................       3,932     4.9         3,997         5.3      2,589        3.7

Consumer loans:
  Automobile................................     1,354       1.7         1,260         1.7      1,402        2.0
  Loans to depositors, secured by deposits..     1,264       1.6         1,380         1.8      1,250        1.8
  Home equity and second mortgage...........       948       1.2           959         1.3      1,155        1.6
  Other.....................................     2,055       2.4         1,865         2.5        834        1.1
                                               -------      ----      --------        ----    -------       ----
                                                80,942     100.0%       75,008       100.0%    70,894      100.0%
                                               -------     =====      --------       =====    -------      =====

Less:
  Loans in process..........................     1,406                   1,737                  1,030
  Deferred fees and discounts...............       372                     352                    326
  Allowance for loan losses.................       803                     719                    660
                                               -------                --------                -------
    Total...................................   $78,361                $ 72,200                $68,878
                                               =======                ========                =======


Loan Maturity Schedule. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.

                                                                 Due after
                                          Due within             1 Through            Due After
                                            1 Year                5 Years              5 Years          Total
                                           ------                 -------             -------           -----
                                                                  (In thousands)

Real estate loans:
   One- to four-family residential....  $   1,255             $   3,139             $  58,378          $ 62,772
   Commercial.........................        259                 4,567                 3,791             8,617
   Construction.......................      3,932                    --                    --             3,932
Consumer loans........................      3,477                 1,810                   334             5,621
                                        ---------             ---------             ---------          --------
      Total...........................  $   8,923             $   9,516             $  62,503          $ 80,942
                                        =========             =========             =========          ========


Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 2002 that had predetermined interest rates and that had adjustable interest rates at that date.

                                         Predetermined       Floating or
                                             Rate          Adjustable Rates
                                         -------------     ----------------
                                                   (In thousands)

Real estate loans:
  One- to four-family residential........  $   8,947         $  52,570
  Commercial.............................      1,533             6,825
  Construction...........................         --                --
  Consumer loans.........................      2,144                --
                                           ---------         ---------
       Total.............................  $  12,624         $  59,395
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


                                                  Year Ended December 31,
                                            ----------------------------------
                                            2002          2001            2000
                                            ----          ----            ----
                                                       (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family residential......$18,706      $ 18,737       $  13,196
    Commercial...........................  1,484           815           1,596
    Construction.........................  4,599         4,800           3,831
  Consumer loans.........................  2,985         2,972           2,361
                                          ------       -------       ---------
     Total loans originated .............$27,774      $ 27,324       $  20,984
                                         =======      ========       =========


One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $50,000 and $100,000, with original loan amounts averaging approximately $60,000. At December 31, 2002, $62.8 million, or 77.6%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, and owner-occupied, single-family residences in its primary market area. At December 31, 2002, $55.5 million, or 88.5%, of its one- to four-family residential loans had adjustable interest rates, and $7.2 million, or 11.5% had fixed rates. During the year ended December 31, 2002, the Bank originated $15.7 million of adjustable-rate loans, which was approximately 83.80% of total mortgage loan originations for that period, and at that date it had $2.9 million of loan commitments, 78.9% of which were for adjustable rate loans.

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

The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance or other enhancement required on loans with loan-to-value ratios in excess of 85%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is limited to 80%.

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

Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 2002, the Bank's loan portfolio included $3.9 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by permanent financing commitments. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

Construction financing involves a higher degree of risk of loss than long-term financing on existing, improved, occupied real estate. Risk of loss on a construction loan depends upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction.

During the construction phase, a number of factors could cause delays and cost overruns. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of construction. If the estimate of value is inaccurate, the Bank may be confronted, with a property having a value which is insufficient to assure full repayment. The ability of a builder to sell completed residences will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has tried to minimize this risk by limiting construction lending to qualified borrowers in its market area and by limiting the aggregate amount of outstanding construction loans.

Commercial  Real  Estate  Lending.   The  Bank  originates  limited  amounts  of
commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 2002, the Bank had approximately 167 of these loans totaling $8.6 million, with a median loan balance of approximately $52,000, none of which had a balance exceeding $900,000. One of these loans was classified as substandard, with an outstanding balance of $466,000 at December 31, 2002. For information about its asset classification policies and nonperforming assets, see " -- Asset Classification, Allowance for Losses and Nonperforming Assets."

The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 80%.

The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 2002. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

          Residential real estate development property in Jefferson and Cocke County, Tennessee. In December 2000, the Bank approved a line of credit for $900,000 secured by developed residential lots in Cocke County, Tennessee and unimproved land in Jefferson County, Tennessee. The bank advanced $275,000 on the line of credit for the purchase and an additional $625,000 for the development of the unimproved land in Jefferson County. The total outstanding balance on the line of credit was $890,000 at December 31, 2002. The loan will mature in January 2004.

          Retail properties in Sevierville, Tennessee. In February 2002, the Bank made an $860,000 loan secured by an office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 67%. The loan is being amortized over 20 years.

          Commercial property in Newport, Tennessee. In January 2001, the Bank made a $600,000 construction loan for the purpose of construction/remodeling of a local church. The loan to value ratio on this project is 74% amortized over 25 years.

          Commercial property in Newport, Tennessee. In June 2002, the Bank made a $580,000 loan secured by a mobile home park located in Newport, Tennessee. The loan to value ratio is 80% amortized over 20 years.

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

The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at December 31, 2002, the Bank would be permitted to invest up to $58.4 million in loans secured by commercial real estate.

Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $5.6 million at December 31, 2002. At that date, the Bank had 556 consumer loans, with a median loan balance of approximately $10,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans was adversely classified or designated.

Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and a borrower may be able to assert claims and defenses which the Bank has against the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

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

The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 2002, the Bank had no assets classified as loss or as doubtful, $826,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented approximately 0.7% of its total assets and 6.4% of its tangible regulatory capital at December 31, 2002. At that date, $340,000 of its adversely classified or designated assets were one- to four-family residences in its primary market area, and only one of such assets was in excess of $100,000. At December 31, 2002 the Bank had one commercial real estate loan with a balance of approximately $466,000 that was adversely classified. At December 31, 2002, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

In extending credit, the Bank recognizes that losses will occur and that the risk of loss will vary with, among other things, the type of credit being extended, the creditworthiness of the obligor over the term of the obligation, general economic conditions and, in the case of a secured obligation, the quality of the security. It is the Bank's policy to maintain allowances for losses based on its assessment of the loan portfolio. The Bank increased the allowance for losses by charging provisions for losses against its income.

The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 2002, the Bank held two properties acquired in settlement in the amount of $126,000. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

The following table sets forth information about activity in the Bank's allowance for loan losses for the periods indicated.


                                                                               Year Ended December 31,
                                                                2002                2001             2000
                                                                -----              ------           ------
                                                                              (Dollars in thousands)

Balance at beginning of period..............................  $    719          $   660           $   661
Charge-offs:
    Consumer................................................       (34)             (52)              (40)
    Mortgage................................................       (14)               0                 0

Recoveries:
    Consumer................................................         3                1                 2
                                                              ---------         --------          --------
Net charge-offs.............................................       (45)             (51)              (38)
Provision for loan losses...................................       129              110                37
                                                              ---------         --------          --------
Balance at end of period....................................  $    803          $   719           $   660
                                                              =========         ========          ========
Ratio of net charge-offs to average
  loans outstanding during the period.......................      0.06%            0.07%             0.06%
                                                              =========         ========          ========

The following table sets forth information about the Bank's allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                           At December 31,
                                            ----------------------------------------------------------------------------
                                                    2002                       2001                   2000
                                                    ----                       ----                   ----

                                                         Percent of                Percent of               Percent of
                                                        Loans in Each             Loans in Each            Loans in Each
                                                         Category to               Category to              Category to
                                            Amount       Total Loans    Amount     Total Loans   Amount     Total Loans
                                            ------      ------------    ------    -------------  ------    ------------
                                                                         (Dollars in thousands)

Loans:
One- to four-family residential...........  $     147       77.6%      $     362      76.1%      $     365       76.0%
  Commercial..............................        486       10.6             185      11.3             100       13.8
  Construction............................         38        4.9              34       5.3              35        3.7
Consumer loans............................        132        6.9             138       7.3             160        6.5
                                            ---------       ----       ---------      -----      ---------   ---------
    Total allowance for loan losses.......  $     803      100.0%      $     719     100.0%      $     660      100.0%
                                            =========      ======      =========     =====       =========      =====


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


                                                                                      At December 31,
                                                              --------------------------------------------
                                                              2002               2001                2000
                                                              ----              -----               -----
                                                                             (Dollars in thousands)

Accruing loans which are contractually past due 90 days or more: Real estate loans:
    One- to four-family residential.........................  $     292         $    411         $     517
    Commercial..............................................         30               --                --
    Construction............................................         --               --                --
  Consumer loans............................................         14               10                41
                                                              ---------         ---------        ----------
    Total non performing loans..............................  $     336         $    421         $     558
                                                              =========         =========        ==========

Percentage of total loans...................................      0.43%             0.58%             0.79%
                                                              =========         =========        ==========

Other nonperforming assets(1)...............................  $     126         $     --         $      --
                                                              =========         =========        ==========

Total nonperforming assets..................................  $     462         $    421         $     558
                                                              =========         =========        ==========

Percentage of total assets..................................      0.30%             0.42%             0.57%
                                                              =========         =========        ==========




     (1) Other nonperforming assets includes property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.



At December 31, 2002, the Bank has no additional loans as to which known information about possible credit problems of borrowers caused the Bank to have doubts as to the ability of the borrowers to comply with present loan repayment terms. At that date, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its assets.

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

All  of  the  Company's   securities  issued  by  municipalities  or  comparable
governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Company regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 2002, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 2002, these securities had a weighted average coupon of 4.4% and a weighted average term to maturity of approximately 128 months. The carrying value of these securities was $2.1 million, or 8.3% of the investment securities of the Company at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

The following table sets forth information about carrying values of the Company's investment securities at the dates indicated.

                                                                              At December 31,
                                                              --------------------------------------------
                                                                2002                2001               2000
                                                                ----                ----               ----
                                                                              (In thousands)

Securities available for sale:
   Mortgage-backed securities...............................  $   6,011         $ 10,335         $  14,374
   U.S. government and agency securities....................     13,720            9,201             6,554
   Obligations of states and political
       subdivisions.........................................      2,119            1,351               681
   FHLMC stock..............................................      1,655            1,833             1,931
   FHLB stock...............................................        897              857               802
   Corporate debt securities................................        760              716                --
   Other....................................................        105              105                15
                                                              ---------         --------         ---------

      Total.................................................  $  25,267         $ 24,398         $  24,357
                                                              =========         ========         =========

The following schedule analyzes the Company's investment portfolio at December
31, 2002 by time remaining to maturity and presents the average yield for each range of maturities.


                                                                                                                    Total Investment
                                 Less than One Year   One to Five Years    Five to Ten Years  More than Ten Years      Portfolio
                                 ------------------    -----------------    -----------------   -----------------  -----------------
                                  Carrying  Average    Carrying Average     Carrying  Average    Carrying Average  Carrying  Average
                                    Value   Yield       Value   Yield        Value    Yield       Value   Yield       Value    Yield
                                  --------  -------    -------- -------     --------  -------   --------- -------  --------  -------
(Dollars in thousands)

Securities available for sale:
  Mortgage-backed securities         $  --    --%    $    1,581   5.3%     $    --      --%     $  4,430   5.7%       $6,011   5.6%
   U.S. government and agency
      securities..........              --    --         10,043   5.5        3,148     6.0           529   6.0        13,720   5.6
   Obligations of states and
      political subdivisions                                 --    --          195     5.2         1,243   3.9         2,119   4.4
   FHLMC stock............              --    --             --    --           --      --         1,655  89.9         1,655  89.9
   FHLB stock.............              --    --             --    --           --      --           897   9.6           897   9.6
   Corporate Debt Securities            --    --            270   5.7          490     6.3            --    --           760   6.1
   Other..................              --    --             --    --           --      --           105    --           105    --
                                    ------               ------            -------                 -----            --------
     Total................          $   --           $   12,089            $ 4,881               $ 8,297            $ 25,267
                                    ======               ======            =======                 =====            ========



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

Deposits. The Bank attracts deposits principally from within its primary market area by offering competitive rates on its deposit instruments, including money market accounts, negotiable order of withdrawal ("NOW") accounts, passbook deposit accounts, individual retirement accounts ("IRAs"), and certificates of deposit which range in maturity from 90 days to three years. Deposit terms vary according to the minimum balance required the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for deposit accounts are established on a periodic basis. In determining the characteristics of deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. The Bank does not generally accept brokered deposits or pay negotiated rates for jumbo deposits.

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

The Bank's savings deposits at December 31, 2002 were represented by the various types of savings programs listed below.

Weighted
Average
Interest       Minimum                                                    Minimum                   Percentage of
Rate(1)          Term                     Category                        Balance      Balance      Total Savings
-------        -------                    --------                        ---------   ----------    -------------

0.99%          None                 NOW accounts                          $      --     $  9,652        10.3%
1.89           None                 Money market                              2,500       16,498        17.6
1.26           None                 Savings deposits-passbook                    --       12,394        13.2
                                                                                        --------       ------
                                         Total transaction accounts                     $ 38,544        41.1%
                                                                                        ========       ======


                                    Certificates of Deposit

1.71           91 days              Fixed-term, fixed-rate                    2,500     $  6,255         6.7%
1.90           6 months-Regular     Fixed-term, fixed-rate                    2,500        7,277         7.8
2.02           6 months-IRA         Fixed-term, fixed-rate                      100          655         0.7
2.10           12 months            Fixed-term, fixed-rate                    1,000        4,342         4.6
2.34           14 months            Fixed-term, fixed-rate                    1,000        7,262         7.7
2.52           18 months-Regular    Fixed-term, fixed-rate                    1,000        2,215         2.4
3.01           18 months-IRA        Fixed-term, fixed-rate                      100        6,297         6.7
4.57           24 months            Fixed-term, fixed-rate                    1,000          307         0.3
4.56           30 months            Fixed-term, fixed-rate                    1,000          947         1.0
5.32           48 months            Fixed-term, fixed-rate                    1,000          541         0.6
2.09           Jumbos               Fixed-term, fixed-rate                  100,000       19,105        20.4
                                                                                        --------       -----
                                         Total certificates of deposit                    55,203        58.9
                                                                                        --------       -----
                                            Total deposits                              $ 93,747       100.0%
                                                                                        ========       =====


The following tables set forth information about the Bank's average deposit balances and rates during the periods presented.

                                                                 Year Ended December 31,
                                      ---------------------------------------------------------------------------

                                               2002                       2001                     2000
                                      --------------------      ---------------------       ---------------------
                                      Average      Average       Average      Average       Average       Average
                                      Balance         Rate       Balance         Rate       Balance          Rate
                                                                (Dollars in thousands)

NOW accounts.....................   $      9,483    1.0%       $     9,051       1.0%     $    7,544       2.0%
Money market deposits............         13,844    1.9              8,255       2.4           3,019       3.0
Savings deposits -- passbook.....         11,799    1.3             11,348       2.0          10,884       3.0
Certificates of deposit..........         55,718    2.3             56,676       3.5          55,989       6.0
                                    ------------               -----------                ----------
    Total........................   $     90,844               $    85,330                $   77,436
                                    ============               ===========                ==========



The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.


                                                                                                                   Increase
                                                                                                                  (Decrease)
                                           Balance at                                   Balance at                  from
                                           December 31,     % of          Increase      December 31,     % of      December
                                              2002         Deposit        (Decrease)        2001        Deposits   31, 2000
                                           ----------      -------        ----------    ------------    --------  ----------
                                                                         (Dollars in thousands)

NOW accounts.............................. $   9,652        10.30%      $      728      $   8,924       10.52%     $   920
Money market deposit......................    16,498        17.59            7,681          8,817       10.40        6,038
Savings deposits -- passbook..............    12,394        13.22              982         11,412       13.46        1,117
Certificates of deposit...................    36,098        38.51           (5,064)        41,162       48.53       (5,109)
Jumbo certificates........................    19,105        20.38            4,610         14,495       17.09          230
                                           ---------       ------       ----------      ---------      ------      -------
                                           $  93,747       100.00%      $    8,937      $  84,810      100.00%     $ 3,196
                                           =========       ======       ==========      =========      ======      =======

The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.

                                                                           At December 31,
                                                              --------------------------------------------
                                                              2002               2001                2000
                                                              -----             ------              ------
                                                                            (In thousands)
         1.00 -  1.99%..............................          $  10,778         $     --         $      --
         2.00 -  3.99%..............................             43,936           37,772                --
         4.00 -  5.99%..............................                489           11,511            25,093
         6.00 -  7.99%..............................                 --            6,374            35,443
                                                              ---------         --------         ---------
                                                              $  55,203         $ 55,657         $  60,536
                                                              =========         ========         =========


The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 2002.

                                                               Amount Due
                                  ------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                                  (In thousands)

 1.00 -  1.99%..................   $10,667         $     --        $    --         $  111         $ 10,778
 2.00 -  3.99%..................    29,401            8,726          5,757             52           43,936
 4.00 -  5.99%..................        --               --             --            489              489
                                   -------         --------        -------         ------         --------
                                   $40,068         $  8,726        $ 5,757         $  652         $ 55,203
                                   =======         ========        =======         ======         ========



The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2002.

                                                              Certificates
                    Maturity Period                            of Deposit
                                                              ------------
                                                             (In thousands)

                     Six months or less.....................  $   11,463
                     Over six through 12 months.............       5,349
                     Over 12 months ........................       2,293
                                                               ---------
                                  Total.....................  $   19,105
                                                               =========

The following table sets forth information about the Bank's savings activities for the periods indicated.

                                                                             At December 31,
                                                              -------------------------------------------
                                                                2002               2001            2000
                                                                -----             ------           ------
                                                                             (In thousands)
Net increase (decrease) before interest credited............  $   7,032         $   (512)        $   4,025
Interest credited...........................................      1,905            3,708             3,779
                                                              ---------         --------         ---------
    Net increase (decrease) in savings deposits.............  $   8,937         $  3,196         $   7,804
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


                                                                                 At December 31,
                                                                 ------------------------------------------
                                                                  2002             2001                2000
                                                                 -----            ------              -----
                                                                             (Dollars in thousands)
Amount outstanding at end of period:
   FHLB advances............................................  $      --         $     --         $   1,753
   Bank debt................................................         --               --                --

Weighted average rate paid:
  FHLB advances.............................................       1.40%            5.80%             4.75%
  Bank debt.................................................         --               --                --

Maximum amount outstanding at any month end:
  FHLB advances.............................................  $     500         $  1,753         $   6,438
  Bank debt.................................................         --               --             3,200

Approximate average amount outstanding:
  FHLB advances.............................................  $      88         $    658         $   4,093
  Bank debt.................................................         --               --               267

Approximate weighted average rate paid:
  FHLB advances.............................................       1.40%            5.80%             4.88%
  Bank debt.................................................         --               --              7.25


Subsidiary Activities

As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community inner city and community development purposes. Under such limitations, as of December 31, 2002 the Bank was authorized to invest up to approximately $3.4 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock.

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

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective six months thereafter.

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

To date the impact of the G-L-B Act on the Company's operations has not been significant.

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

Regulatory Capital Requirements. OTS capital regulations require savings institutions, such as the Bank, to meet three capital standards: (1) tangible capital equal to at least 1.5 % of total adjusted assets, (2) Tier 1 or core capital equal to at least 4.0% of total adjusted assets, and (3) total capital equal to at least 8.0 % of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

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

At December 31, 2002, the Bank substantially exceeded all regulatory capital requirements.

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

                                                     Adequately                                   Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          ------------        ----------------        ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%

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

A savings institution that does not meet the Qualified Thrift Lender Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings institution. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2002, the Bank was in compliance with its Qualified Thrift Lender requirement.

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

At December 31, 2002, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $1.9 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $1.4 million.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2002, the Bank had $897,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 2002, the Bank had no outstanding advances.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank's reserve met the minimum level required by the Federal Reserve System.

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

Activities Restrictions. Since the Company owns only one savings institution and acquired the institution prior to May 4, 1999, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the Qualified Thrift Lender test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a Qualified Thrift Lender and were acquired in a supervised acquisition. See "--regulation of the Bank -- Qualified Thrift Lender Test."

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

In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1997; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 2002, the Bank had approximately $57,000 of post-1987 bad debt reserves that have not been recaptured.

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

State Taxation. In addition to the Bank's federal income tax liability, the State of Tennessee imposes an excise tax on savings institutions and other corporations at the rate of 6.5% of net taxable income, which is computed based on federal taxable income subject to certain adjustments. The State of Tennessee also imposes franchise and privilege taxes on savings institutions and other corporations which, in the Bank's case, have not constituted significant expense items.

Executive Officers Who Are Not Directors

The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                        Age at
                      December 31,
Name                     2002          Title
------                   ----          ------
Lonnie R. Jones           59           Vice-President of Operations
Nancy L. Bryant           59           Vice-President and Treasurer
Peggy G. Holston          53           Branch Manager and Assistant Secretary
Chris H. Triplett         37           Controller


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

Nancy L. Bryant serves as Vice President and Treasurer of the Bank and the Company. Ms. Bryant joined the Bank in 1966. She has served as a Director of the Douglas Cooperative, serves as a the President of Habitat for Humanity and received the 1993 Citizen of the Year Award from the Newport Chamber of Commerce.

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

Employees

As of December 31, 2002, the Bank had 28 full-time employees and 2 part-time employee, none of whom were represented by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

Item 2. Description of Property

The following table sets forth information about the offices of the Bank at December 31, 2002.



                                  Year           Owned or                           Approximate
                                Opened            Leased          Book Value      Square Footage    Deposits
                                -------          ---------        ----------      --------------    --------
                                                                                                 (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee              1973             Owned          $ 23,957           8,000          $ 58,565
Branch Offices:
  263 E. Broadway
  Newport, Tennessee              1960             Owned               100           5,400            19,522
  345 Cosby Highway
  Newport, Tennessee              1998             Owned           134,826           2,400            15,660

The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $969,000 at December 31, 2002. See Note 4 of the
Notes to Consolidated Financial Statements in the Annual Report.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2002, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

Item 13. Exhibits List and Reports on Form 8-K

     (a) Exhibits. The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

  No.                           Description

 3.1*      Charter of United Tennessee Bankshares, Inc.
 3.2*      Bylaws of United Tennessee Bankshares, Inc.
   4*      Form of Stock Certificate of United Tennessee Bankshares, Inc.
10.1**     United Tennessee Bankshares, Inc. 1999 Stock Option Plan +
10.2** United Tennessee Bankshares, Inc. Management Recognition Plan and Trust Agreement +
10.3(a)* Employment Agreements between Newport Federal Savings and Loan Association and Richard G.Harwood, Nancy L. Bryant and Peggy Holston+
10.3(b) Guarantee Agreements between United Tennessee Bankshares, Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston +
10.4 Newport Federal Savings and Loan Association Long-Term Incentive Plan, as amended. +
10.5*      Newport  Federal  Savings and  Loan Association Deferred Compensation
           Plan +
13         2002 Annual Report to Stockholders
21         Subsidiaries of the Registrant
23         Consent of Pugh & Company, P.C.
99.1*** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002, signed by Richard G. Harwood, the President and Chief Executive Officer of United Tennessee Bankshares, Inc. on March 31, 2003.
99.2*** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, the Controller of United Tennessee Bankshares, Inc. on March 31, 2003.
---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-82803).
*** A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
+          Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2002.

ITEM 14 - CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and its Controller have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the President and Chief Executive Officer and the Controller are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

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

                        UNITED TENNESSEE BANKSHARES, INC.


Date:  March 28, 2003                By: /s/ Richard G. Harwood
                                     -------------------------------------------
                                         Richard G. Harwood
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard G. Harwood                    By:  /s/ J. William Myers
    ----------------------------                   -----------------------------
    Richard G. Harwood                             J. William Myers
    President and Chief Executive Officer          Chairman of the Board and
    (Director and Principal Executive,             Director
    Financial and Accounting Officer)

Date:   March 28, 2003                             Date:  March 28, 2003


By: /s/ Tommy C. Bible                        By:  /s/ Ben W. Hooper, III
    ------------------------------                 -----------------------------
    Tommy C. Bible                                 Ben W. Hooper, III
    Director                                       Director

Date:  March 28, 2003                              Date:  March 28, 2003


By: /s/ William B. Henry                      By:  /s/ Robert D. Self
    ------------------------------                 -----------------------------
    William B. Henry                               Robert D. Self
    Director                                       Director

Date:   March 28, 2003                             Date:  March 28, 2003


By: /s/ Robert L. Overholt
    --------------------------------
    Robert L. Overholt
    Director

Date:   March 28, 2003

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Richard G. Harwood, certify that:

     1. I have reviewed this annual report on Form 10-KSB of United Tennessee Bankshares, Inc. ("United Tennessee");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of United Tennessee as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                            /s/ Richard G. Harwood
                                                 -------------------------------
                                                 Richard G. Harwood
                                                 President and
                                                 Chief Executive Officer

                           Certification of Controller
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Chris H. Triplett, certify that:

     1. I have reviewed this annual report on Form 10-KSB of United Tennessee Bankshares, Inc. ("United Tennessee");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of United Tennessee as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                            /s/ Chris H. Triplett
                                                 -------------------------------
                                                 Chris H. Triplett
                                                 Controller