Form 10QSB
period 2003-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2003-05-14
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003.


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                                 Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                         62-1710108
----------------------------------                     -------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


                     344 Broadway, Newport, Tennessee 37821
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,273,124
                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

CONTENTS

PART I. FINANCIAL INFORMATION
        ---------------------

        Item 1. Financial Statements

                Consolidated  Statements  of Financial
                Condition as of March 31, 2003 (Unaudited)
                and December 31, 2002                                         3

                Consolidated  Statements  of  Income  for the
                Three  Month  Month Period Ended March 31,
                2003 and 2002 (Unaudited)                                     4

                Consolidated Statements of Comprehensive Income (Loss)
                for the Three Month Period Ended March 31,
                2003 and 2002 (Unaudited)                                     5

                Consolidated Statement of Changes in Shareholders'
                Equity for the Three Month Period Ended March 31,
                2003 (Unaudited)                                              6

                Consolidated Statements of Cash Flows for the
                Three Month Period Ended March 31, 2003 and
                2002 (Unaudited)                                            7-8

                Notes to Consolidated Financial Statements
                for the Three Month Period Ended March 31,
                2003 and 2002 (Unaudited)                                  9-14

       Item 2.  Management's Discussion and Analysis or Plan
                of Operation                                              14-19

       Item 3.  Controls and Procedures                                      19


PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings                                         20

          Item 2.  Changes in Securities and Use of Proceeds                 20

          Item 3.  Defaults upon Senior Securities                           20

          Item 4.  Submission of Matters to a Vote of Security Holders       20

          Item 5.  Other Information                                         20

          Item 6.  Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                                   21

CERTIFICATIONS                                                            22-23

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                                  March 31,
                                                                                    2003               December 31,
                                                                                 (Unaudited)               2002
                                                                               ---------------       ----------------
                                                                                          (in thousands)
                                 Assets
Cash and amounts due from depository institutions                              $        5,200        $         5,350
Investment securities available for sale, at fair value                                26,515                 25,267
Loans receivable, net                                                                  77,752                 78,362
Premises and equipment, net                                                               950                    969
Foreclosed real estate - held for sale                                                     21                    127
Accrued interest receivable                                                               687                    670
Goodwill, net of amortization                                                             853                    873
Prepaid expenses and other assets                                                          91                    135
                                                                               ---------------       ----------------
 Total assets                                                                  $      112,069        $       111,753
                                                                               ===============       ================

                         Liabilities and Equity
Liabilities:
 Deposits                                                                      $       93,847        $        93,747
 Accrued interest payable                                                                 129                    132
 Accrued income taxes                                                                     272                      0
 Deferred income taxes                                                                    924                  1,008
 Accrued benefit plan liabilities                                                         702                    856
 Other liabilities                                                                         61                     85
                                                                               ---------------       ----------------

 Total liabilities                                                                     95,935                 95,828
                                                                               ---------------       ----------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,273,124 shares (1,311,124 in 2002)                         12,051                 12,448
 Unearned compensation - ESOP                                                           (401)                  (517)
 Shares in grantor trust - contra account                                               (199)                  (199)
 Shares in MRP plan - contra account                                                     (56)                   (56)
 Shares in stock option plan trusts - contra account                                  (1,315)                (1,491)
 Retained earnings                                                                      4,649                  4,199

 Accumulated other comprehensive income                                                 1,405                  1,541
                                                                               ---------------       ----------------

  Total shareholders' equity                                                           16,134                 15,925
                                                                               ---------------       ----------------
  Total liabilities and equity                                                 $      112,069        $       111,753
                                                                               ===============       ================




The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

                                                                            (In Thousands Except
                                                                            per Share Information)
                                                                     -------------------------------------
                                                                              Three Months Ended
                                                                     -------------------------------------
                                                                                  March 31,
                                                                     -------------------------------------
                                                                          2003                  2002
                                                                      (Unaudited)            (Unaudited)
                                                                     ---------------        --------------

Interest income:

 Loans                                                            $           1,468      $          1,460
 Investment securities                                                          279                   284
 Other interest-earning assets                                                    6                     3
                                                                     ---------------        --------------
  Total interest income                                                       1,753                 1,747
                                                                     ---------------        --------------

Interest expense:
 Deposits                                                                       453                   567
 Advances from Federal Home Loan Bank
  and Note Payable                                                                0                     0
                                                                     ---------------        --------------
  Total interest expense                                                        453                   567
                                                                     ---------------        --------------

Net interest income                                                           1,300                 1,180

Provision for loan losses                                                        36                    24
                                                                     ---------------        --------------

Net interest income after provision for loan losses                           1,264                 1,156
                                                                     ---------------        --------------

Noninterest income:
 Deposit account service charges                                                 62                    54
 Loan service charges and fees                                                   25                    28
 Net gain (loss) on sales of investment
  securities available for sale                                                  13                     7
 Other                                                                           20                    14
                                                                     ---------------        --------------
  Total noninterest income                                                      120                   103
                                                                     ---------------        --------------

Noninterest expense:
 Compensation and benefits                                                      323                   277
 Occupancy and equipment                                                         63                    55
 Federal deposit insurance premiums                                              15                    12
 Data processing fees                                                            67                    63
 Advertising and promotion                                                       18                    20
 Net (gain) loss on foreclosed real estate                                        8                     0
 Amortization                                                                    20                    20
 Other                                                                          137                   151
                                                                     ---------------        --------------
  Total noninterest expense                                                     651                   598
                                                                     ---------------        --------------

Income before income taxes                                                      733                   661

Income taxes                                                                    283                   248
                                                                     ---------------        --------------


Net income                                                        $             450      $            413
                                                                     ---------------        --------------
Earnings per share

 Basic                                                            $            0.34      $           0.31
                                                                     ===============        ==============
 Diluted                                                          $            0.34      $           0.31
                                                                     ===============        ==============


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002









                                                                                       Three Months Ended March 31,
                                                                                    -----------------------------------
                                                                                        2003                  2002
                                                                                    -------------         -------------
                                                                                        (Unaudited - in thousands)


Net income                                                                      $           450      $            413
                                                                                    -------------         -------------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities available for sale                     (207)                 (278)
 Less reclassification adjustment for gains\losses
  included in net income                                                                    (13)                   (8)
 Less income taxes related to unrealized
  gains\losses on investment securities available for sale                                   84                   108
                                                                                    -------------         -------------
   Other comprehensive income (loss), net of tax                                           (136)                 (178)
                                                                                    -------------         -------------


Comprehensive income (loss)                                                     $           314      $            235
                                                                                    =============         =============




The accompanying notes are an integral part of these financial statements.


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31,2003


                                                     Shares in   Shares in  Shares in             Accumulated
                                          Unearned     Grantor    MRP Plan- Stock Option             Other        Total
                               Common   Compensation Trust-Contra   Contra  Plan-Contra  Retained Comprehensive Shareholders'
                                Stock      ESOP       Account      Account     Account   Earnings    Income       Equity
                              -------   -----------  ----------- ---------- ------------ -------- ------------- -------------

Balances, beginning of period $12,448   $     (517)  $     (199) $     (56) $    (1,491) $  4,199 $       1,541 $     15,925

Net income                          0            0            0          0            0       450             0          450

Issuance of shares of common
  stock pursuant to MRP plan        0            0            0          0            0         0             0            0

Other comprehensive income (loss)   0            0            0          0            0         0          (136)        (136)

Payment on ESOP loan principal      0          116            0          0            0         0             0          116

Dividends paid                      0            0            0          0            0         0             0            0

Adjustment of cost on directors
  long-term incentive plan          0            0            0          0            0         0             0            0

Proceeds from exercise of
  stock options                     0            0            0          0            9         0             0            9

Costs associated with
stock options surrendered           0            0            0          0         (195)        0             0         (195)

Purchase and retirement of
  2,500 shares of common stock    (35)           0            0          0            0         0             0          (35)

Retirement of 35,500 shares of
  common stock held in the stock
  option plan contra account     (362)           0            0          0          362         0             0            0
                             ---------  -----------  ----------- ---------- ------------ -------- -------------  ------------

Balances                     $ 12,051   $      (401) $      (199)$      (56)$     (1,315)$  4,649 $       1,405  $    16,134
                             ---------  -----------  ----------- ---------- ------------ -------- -------------  ------------




The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002

                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                   -------------------------------
                                                                                                         2003            2002
                                                                                                     (Unaudited - in thousands)
                                                                                                   -------------------------------
Operating Activities:
 Net income                                                                                        $       450        $       413
                                                                                                   ------------       ------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                                                                36                 24
   Depreciation                                                                                             23                 17
   Amortization of goodwill                                                                                 20                 20
   Net (gain) loss on sales of foreclosed real estate                                                        8                  0
   Federal home loan bank stock dividends                                                                   (9)               (10)
   Net (gain) loss on sales of investment securities available for sale                                    (13)                (8)
   (Increase) Decrease in:
    Accrued interest receivable                                                                            (17)               (21)
    Other assets                                                                                            44                  2
   Increase (Decrease) in:
    Accrued interest payable                                                                                (3)               (47)
    Accrued income taxes                                                                                   272                266
    Accrued benefit plan liabilities                                                                      (154)              (271)
    Other liabilities                                                                                      (24)               (17)
                                                                                                   ------------       ------------
     Total adjustments                                                                                     183                (45)
                                                                                                   ------------       ------------
Net cash provided by operating activities                                                                  617                368
                                                                                                   ------------       ------------

Investing Activities:
 Purchases of investment securities available for sale                                                  (4,078)            (3,300)
 Proceeds from maturities of investment securities available for sale                                      517              1,080
 Payments received on investment securities available for sale                                           1,008              2,051
 Proceeds from sales of investment securities available for sale                                         1,107              1,373
 Net (increase) decrease in loans                                                                          553             (3,135)
 Purchases of premises and equipment, net                                                                   (4)               (17)
 Proceeds from sales of foreclosed real estate                                                             119                  0
                                                                                                   ------------       ------------
Net cash provided by (used in) investing activities                                                       (778)            (1,948)
                                                                                                   ------------       ------------






The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002

                                                                                                         Three Months Ended
                                                                                                      2003               2002
                                                                                                  -----------        -----------
                                                                                                   (Unaudited - in thousands)
Financing Activities:
 Costs associated with stock options surrendered                                                        (195)                 0
 Net increase (decrease) in deposits                                                                     100              4,693
 Purchase and retirement of common stock                                                                 (35)              (144)
 Proceeds from exercise of stock options                                                                   9                  0
 Issuance of common stock for MRP plan                                                                     0                143
 Payment on ESOP loan and release of shares                                                              116                115
                                                                                                  -----------        -----------

Net cash provided by (used in) financing activities                                                       (5)             4,807
                                                                                                  -----------        -----------

Net increase (decrease) in cash and cash equivalents                                                    (150)             3,227

Cash and cash equivalents, beginning of period                                                         5,350              2,123
                                                                                                  -----------        -----------


Cash and cash equivalents, end of period                                                          $    5,200         $    5,350
                                                                                                  ===========        ===========

Supplementary disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                                                         $      456         $      567
 Income taxes                                                                                     $      250         $       29

Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                                           $       21         $        0
  Change in unrealized gain\loss on investment securities
   available for sale                                                                             $     (220)        $     (286)
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale                                          $      (84)        $      108
  Change in net unrealized gain\loss on investment
   securities available for sale                                                                  $     (136)        $     (178)







The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Principles of Consolidation and Significant Accounting Policies

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

The Company has a stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts of its plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        Three Months Ended
                                                 -------------------------------
                                                               March 31,
                                                 -------------------------------
(In thousands, except per share data)                  2003              2002
                                                 --------------    -------------
Net income, as reported                          $          450    $        413

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                 (4)            (37)
                                                 --------------    -------------
Pro forma net income                             $          446    $        376
                                                 ==============    =============

Earnings per share:
 Basic - as reported                             $         0.34    $       0.31
                                                 ==============    =============
 Basic - pro forma                               $         0.34    $       0.28
                                                 ==============    =============
 Diluted - as reported                           $         0.34    $       0.31
                                                 ==============    =============
 Diluted - pro forma                             $         0.34    $       0.28
                                                 ==============    =============

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

Earnings per share have been computed based on the following:

                                                        Three Months Ended
                                                  ------------------------------
                                                              March 31,
                                                  ------------------------------
                                                       2003             2002
                                                  --------------   -------------
Average number of shares outstanding                   1,304,580       1,335,779
Effect of dilutive options                                 2,433           1,422
                                                  --------------   -------------
Average number of shares outstanding used
  to calculate earnings per share                      1,307,013       1,337,201
                                                  ==============   =============

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

The Company's board of directors has awarded 54,518 shares as of March 31, 2003 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                       Period Ended March 31,
                                                      ------------------------
                                                         2003          2002
                                                      ----------    ----------
Accrued Liability Balance at Beginning of Period      $   5,538     $ 142,259
Amount Charged to Expense                                 2,809         5,618
Less Cost of Shares Issued                                    0      (142,339)
                                                      ----------    ----------
Accrued Liability at End of Period                    $   8,347     $   5,538
                                                      ==========    ==========

The Company held 4,591 shares of its common stock in trust at a net cost of $56,195 as of March 31, 2003 and December 31, 2002. A contra-equity account has been established to reflect the cost of such shares held in trust.

Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the three month period ended March 31, 2003, 36,394 options were surrendered at a total cost of $195,664. Stock options awarded and outstanding totaled 138,927 and 175,321 as of March 31, 2003 and December 31, 2002, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                      Quarters Ended March 31,
                                                              ---------------------------------------
                                                                     2003                   2002
                                                              -------------------  ------------------

Dividend Yield                                                       3.5%                   3.5%
Expected Life                                                     8.5 years              8.5 years
Expected Volatility                                                  52%                    52%
Risk-Free Interest Rate                                              4.8%                   4.8%



A summary of the status of the Company's stock option plan is presented below:



                                     Three Months Ended March          Three Months Ended March
                                             31, 2003                          31, 2002
                                   ----------------------------       ---------------------------
                                                     Weighted                         Weighted
                                                     Average                          Average
                                                     Exercise                         Exercise
                                     Shares           Price            Shares          Price
                                   -----------     ------------       --------     --------------

Outstanding at
 Beginning of Period                  175,321      $       8.59        209,299     $         8.59
Granted                                     0                                0                  0
Exercised                                   0                                0
Surrendered                           (36,394)             8.60              0
Forfeited                                   0                                0
                                   -----------                        --------
Outstanding at
 End of Year                          138,927      $       8.59        209,299     $         8.59
                                   ===========                        ========
Options Exercisable                   135,616      $       8.59        204,332     $         8.59
 at Period-End
Weighted-Average Fair
 Value of Options Granted
 During the year                          N/A                              N/A


Information pertaining to options outstanding at March 31, 2003 is as follows:

                                        Options Outstanding                           Options Exercisable
                        ----------------------------------------------------     ------------------------------
                                                  Weighted
                                                  Average         Weighted                            Weighted
                                                 Remaining         Average                             Average
     Range of                 Number            Contractual       Exercise           Number           Exercise
 Exercise Prices           Outstanding              Life            Price          Exercisable          Price
-------------------     -------------------    ---------------    ----------     ----------------     ---------
$8.00 - $9.00                138,927             5.8 years        $   8.59           135,616          $  8.59


The Company has purchased 138,641 and 188,422 shares as of March 31, 2003 and December 31, 2002, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.


Note 6 - Improvement Plan for Main Office Facility

During the first quarter of 2001, the Company's board of directors approved a plan to improve the existing main office facilities. The Company has purchased land on which to construct a new main office facility.


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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company and the Bank apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for their stock option plans and have not elected a voluntary change to the fair value based method prescribed in Statement No. 123. The Company's consolidated annual financial statements beginning in 2002 and consolidated interim financial statements beginning in 2003 include the additional disclosures required by SFAS No. 148, but management does not anticipate this statement having a significant impact on the Company's consolidated financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

The principal business of United Tennessee Bankshares, Inc. and our wholly owned subsidiary Newport Federal Bank ("we," "us," etc.) consists of accepting deposits from the general public through our main office and two branch offices and investing those funds in loans secured by one- to four-family residential properties located in our primary market area. We also maintain a portfolio of investment securities and originate a limited amount of commercial real estate loans and consumer loans. Our investment securities portfolio consists of U.S. Treasury notes and U.S. government agency securities, local municipal bonds and mortgage-backed securities that are guaranteed as to principal and interest by the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) or the Federal

National Mortgage Association (FNMA). We also maintain an investment in Federal Home Loan Bank of Cincinnati common stock and FHLMC common stock.

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

The following is a discussion of our financial condition as of March 31, 2003 and for the three month period ended March 31, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased from December 31, 2002 to March 31, 2003 by $316,000, or 0.3%, from $111.8 million at December 31, 2002 to $112.1 million at March 31, 2003. The increase in assets was principally the result of an increase in investment securities. Investment securities increased by $1.2 million due to an increase in investment purchases during the current period.

Loans receivable decreased from December 31, 2002 to March 31, 2003 as repayments exceeded originations for the period by approximately $610,000. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 2003 and December 31, 2002, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                             March 31, 2003                 December 31, 2002
                                                         ------------------------        ------------------------
                                                                           (In Thousands)
                                                            Amount      Percent             Amount      Percent
Type of Loan:
Real estate loans:

  One- to four-family residential                       $      61,923      77.1%         $     62,772      77.5%

  Commercial                                                    8,747      10.9%                8,617      10.6%

  Construction                                                  3,870       4.8%                3,932       4.9%

Consumer loans:

  Automobile                                                    1,406       1.8%                1,354       1.7%

  Loans to depositors, secured by deposits                      1,167       1.5%                1,264       1.6%

  Home equity and second mortgage                                 961       1.2%                  948       1.2%

  Other                                                         2,200       2.7%                2,055       2.5%
                                                         ------------- ----------       ------------- ----------

                                                               80,274     100.0%               80,942%    100.0%

                                                         ------------- ==========       ------------- ==========

Less:

  Loans in process                                              1,317                           1,406

  Deferred fees and discounts                                     368                             372

  Allowance for loan losses                                       837                             803
                                                         -------------                   -------------
    Total                                                $                               $
                                                               77,752                          78,361
                                                         -------------                   -------------



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

                                               Three                  Three
                                             Months Ended         Months Ended
                                              March 31,              March 31,
                                                2003                   2002
                                        ------------------     -----------------
                                                   (In Thousands)
Balance at beginning of period          $              803     $             719
                                        ------------------     -----------------
Charge-offs:
  Consumer                                              (3)                    0
  Mortgage                                               0                     0
Recoveries:
  Consumer                                               1                     3
  Mortgage                                               0                     0
                                        ------------------     -----------------
Net Charge-offs                                         (2)                    3
Provision for loan losses                               36                    24
                                        ------------------     -----------------
Balance at end of period                $              837     $             746
                                        ==================     =================

The following table sets forth information about our nonperforming assets at the dates indicated.

                                               March 31,          December 31,
                                                 2003                 2002
                                        ------------------     -----------------
                                                       (In Thousands)
Nonaccrual Loans                        $               0      $               0
Accruing loans which are contractually
  past due 90 days or more:
Real Estate:
  Residential                                          394                   292
  Non-Residential                                       14                    30
Consumer                                                21                    14
                                        ------------------     -----------------
Total                                   $              429     $             336
                                        ==================     =================

At March 31, 2003, the Bank had one additional commercial real estate loan totaling $460,000, as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan is considered well secured and we do not expect to incur any loss in excess of existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the three months ended March 31, 2003, the Company increased its liabilities by $107,000, or 0.1%. Total deposits increased $100,000 or 0.1% from $93.7 million at December 31, 2002 to $93.8 million at March 31, 2003.

During 2003, the Bank has accepted deposits totaling approximately $7.0 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $209,000 from $15.9 million at December 31, 2002 to $16.1 million at March 31, 2003. The increase was due primarily to $450,000 of net income, a decrease in unearned compensation related to the Company's ESOP of $116,000 offset by a $136,000 decrease in our net unrealized gain on investment securities, the surrender of 36,394 stock options at a cost of $195,000 and the purchase and retirement of 2,500 shares of the Company's common stock at a cost of $35,000. The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

Discussion of Results of Operations for the Three Months Ended March 31, 2003 and 2002

Our net income for the three months ended March 31, 2003 was $450,000, a $37,000, or 9.0% increase from the $413,000 we earned during the three months ended March 31, 2002. Basic and diluted earnings per share for the three months ended March 31, 2003 were each $0.34 compared to $0.31 for the same period in 2002. Basic average shares outstanding for three months ended March 31, 2003 was 1,304,580 shares and 1,335,779 shares for the three months ended March 31, 2002. Average dilutive potential shares outstanding were 2,433 and 1,422, respectively.

Interest income increased $6,000, or 0.3%, from $1.747 million for the three months ended March 31, 2002 to $1.753 million for the three months ended March 31, 2003. The increase in interest income was due to an increase in interest income from loans and other interest income of $11,000 offset by a decrease in interest income on investment securities of $5,000. The decrease in interest income on investment securities is a result of a decrease in the yields available on investment securities.

Interest expense on deposits decreased $114,000 from $567,000 for the three months ended March 31, 2002 to $453,000 for the three months ended March 31, 2003, primarily due to the decrease in deposit account interest rates.

Net interest income increased $120,000, or 10.2%, between the periods as a result of the decrease in interest expense and a slight increase in interest income. The Company's net interest margin widened to 5.00% for the three months ended March 31, 2003 compared to 4.85% for the comparable period of 2002. The widening of the net interest margin reflects the current rate environment and the fact that our variable rate loans are not adjusting as quickly as the rates on our interest-bearing deposits.

Noninterest income increased $17,000 from $103,000 for the three months ended March 31, 2002 to $120,000 for the three months ended March 31, 2003. The increase in noninterest income was primarily the result of a net gain on sales of investment securities available for sale of $13,000 and an increase in deposit account service charges of $8,000 offset by a decrease in loan service charges and fees of $3,000.

Noninterest expenses increased $53,000 from $598,000 for the three months ended March 31, 2002 to $651,000 for the three months ended March 31, 2003. The increase in noninterest expense was primarily from an increase in compensation and benefits of $46,000, and an increase in occupancy and equipment expense of $8,000.

Our effective tax rates for the three months ended March 31, 2003 and 2002 were 38.6% and 37.5%, respectively.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 2003 and December 31, 2002, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.


Item 3.  Controls and Procedures

(a)  Evaluation  of Disclosure  Controls and  Procedures.
The Company's Chief Executive Officer and its Controller have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Controller have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

10.3(a)(1) Employment  Agreements   between  Newport  Federal  Savings  and Loan
           Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston

10.3(b)(1) Forms  of  Guarantee Agreements  between United Tennessee Bankshares,
           Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston

10.4(1)    Newport Federal Savings and Loan Association Long-Term Incentive Plan

10.5(1)    Newport  Federal  Savings  and Loan Association Deferred Compensation
           Plan

99.1(3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard
           G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc on May 14, 2003.

99.2(3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller on May 14, 2003.

---------------
(1) Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

(2) Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form S-8, File No. 333-82803.

(3) A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date:  May 14, 2003                /s/ Richard G. Harwood
                                   ---------------------------------------------
                                   Richard G. Harwood
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative and
                                   Principal Financial and Accounting Officer)

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

Date: May 14, 2003                              /s/  Richard G. Harwood
                                                --------------------------------
                                                Richard G. Harwood
                                                President and
                                                Chief Executive Officer

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

Date: May 14, 2003                                /s/ Chris H. Triplett
                                                  ------------------------------
                                                  Chris H. Triplett
                                                  Controller