Form 10QSB
period 2003-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2003-08-12
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2003.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                            62-1710108
----------------------------------                           ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                     344 Broadway, Newport, Tennessee 37821
                     --------------------------------------
                     (Address of Principal Executive Offices)

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

CONTENTS

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

     Consolidated  Statements  of  Financial  Condition
     as  of  June  30,  2003 (Unaudited) and December 31, 2002                3

     Consolidated Statements of Income for the Three-Month
     and Six-Month Periods Ended June 30, 2003 and 2002 (Unaudited)           4

     Consolidated  Statements of  Comprehensive  Income for
     the  Three-Month and Six-Month Periods Ended June 30, 2003
     and 2002 (Unaudited)                                                     5

     Consolidated Statement of Changes in Shareholders'
     Equity for the Six-Month Period Ended June 30, 2003
     (Unaudited)                                                              6

     Consolidated  Statements of Cash Flows for the Six-Month
     Period Ended June 30, 2003 and 2002 (Unaudited)                        7-8

     Notes to Consolidated Financial Statements for the
     Three-Month and Six-Month Periods Ended June 30, 2003
     and 2002 (Unaudited)                                                  9-13

   Item 2. Management's Discussion and Analysis or Plan of Operation      14-19

   Item 3. Controls and Procedures                                           19


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                 20

   Item 2. Changes in Securities and Use of Proceeds                         20

   Item 3. Defaults upon Senior Securities                                   20

   Item 4. Submission of Matters to a Vote of Security Holders               20

   Item 5. Other Information                                                 20

   Item 6. Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                   21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                               UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                            June 30,
                                                                              2003               December 31,
                                                                           (Unaudited)               2002
                                                                           ------------        -----------------
                                                                                      (In Thousands)
                                Assets

Cash and amounts due from depository institutions                          $     5,804         $          5,350
Investment securities available for sale, at fair value                         28,338                   25,267
Loans receivable, net                                                           78,133                   78,362
Premises and equipment, net                                                        973                      969
Foreclosed real estate - held for sale                                              48                      127
Accrued interest receivable                                                        577                      670
Goodwill, net of amortization                                                      833                      873
Prepaid expenses and other assets                                                  163                      135
                                                                           ------------        -----------------
 Total assets                                                              $   114,869         $        111,753
                                                                           ============        =================

                        Liabilities and Equity
Liabilities:
 Deposits                                                                  $    96,892         $         93,747
 Accrued interest payable                                                          120                      132
 Deferred income taxes                                                             915                    1,008
 Accrued benefit plan liabilities                                                  816                      856
 Other liabilities                                                                  90                       85
                                                                           ------------        -----------------
 Total liabilities                                                              98,833                   95,828
                                                                           ------------        -----------------

Shareholders' equity:
 Common stock - no par value, authorized 20,000,000 shares;
  issued and outstanding 1,273,124 shares (1,311,124 in 2002)                   12,051                   12,448
 Unearned compensation - ESOP                                                     (401)                    (517)
 Shares in grantor trust - contra account                                         (199)                    (199)
 Shares in MRP plan - contra account                                               (56)                     (56)
 Shares in stock option plan trusts - contra account                            (1,376)                  (1,491)
 Retained earnings                                                               4,627                    4,199
 Accumulated other comprehensive income                                          1,390                    1,541
                                                                           ------------        -----------------
  Total shareholders' equity                                                    16,036                   15,925
                                                                           ------------        -----------------
Total liabilities and equity                                               $   114,869         $        111,753
                                                                           ============        =================




   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

                                                 (In Thousands Except        (In Thousands Except
                                                per Share Information)      per Share Information)
                                             --------------------------------------------------------
                                                  Three Months Ended           Six Months Ended
                                             --------------------------------------------------------
                                                       June 30,                     June 30,
                                             --------------------------------------------------------
                                                2003           2002           2003           2002
                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                             -----------    -----------    -----------    -----------
Interest income:
 Loans                                       $    1,433     $    1,483     $    2,901     $    2,943
 Investment securities                              276            327            555            611
 Other interest-earning assets                       10             12             16             15
                                             -----------    -----------    -----------    -----------
  Total interest income                           1,719          1,822          3,472          3,569
                                             -----------    -----------    -----------    -----------

Interest expense:
 Deposits                                           459            569            912          1,136
                                             -----------    -----------    -----------    -----------

Net interest income                               1,260          1,253          2,560          2,433

Provision for loan losses                            36             24             72             48
                                             -----------    -----------    -----------    -----------

Net interest income after provision
 for loan losses                                    224          1,229          2,488          2,385
                                             -----------    -----------    -----------    -----------

Noninterest income:
 Deposit account service charges                     75             62            137            116
 Loan service charges and fees                       29             30             54             58
 Net gain (loss) on sales of investment
  securities available for sale                       0             32             13             39
 Other                                               13              9             33             23
                                             -----------    -----------    -----------    -----------
  Total noninterest income                          117            133            237            236
                                             -----------    -----------    -----------    -----------

Noninterest expense:
 Compensation and benefits                          339            310            662            601
 Occupancy and equipment                             65             52            128            107
 Federal deposit insurance premiums                  15             12             30             24
 Data processing fees                                65             63            132            126
 Advertising and promotion                           19             22             37             42
 Net (gain) loss on foreclosed real estate            2              0             10              0
 Amortization                                        20             20             40             40
 Other                                              162            133            299            270
                                             -----------    -----------    -----------    -----------
  Total noninterest expense                         687            612          1,338          1,210
                                             -----------    -----------    -----------    -----------

Income before income taxes                          654            750          1,387          1,411

Income taxes                                        256            270            539            518
                                             -----------    -----------    -----------    -----------

Net income                                   $      398     $      480     $      848     $      893
                                             ===========    ===========    ===========    ===========

Earnings per share
 Basic                                       $     0.31     $     0.36     $     0.66     $     0.67
                                             ===========    ===========    ===========    ===========
 Diluted                                     $     0.31     $     0.36     $     0.66     $     0.67
                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002





                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                      -------------------------------   -------------------------------
                                                          2003             2002             2003              2002
                                                      -------------    --------------   --------------    -------------
                                                        (Unaudited - in thousands)        (Unaudited - in thousands)

Net income                                                $   398          $   480        $    848         $    893
                                                      -------------    --------------   --------------    -------------

Other comprehensive income (loss), net of tax:

 Unrealized gains (losses) on investment securities           (23)             449            (231)             170
 Less reclassification adjustment for gains/losses
  included in net income                                        0              (32)            (13)             (39)
 Less income taxes related to unrealized
  gains/losses on investment securities                         8             (158)             93              (50)

                                                      -------------    --------------   --------------    -------------
   Other comprehensive income (loss), net of tax              (15)             259            (151)              81
                                                      -------------    --------------   --------------    -------------

Comprehensive income                                      $   383          $   739        $    697         $    974
                                                      =============    ==============   ==============    =============


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003




                                                Shares in   Shares in   Shares in               Accumulated
                                    Unearned     Grantor    MRP Plan-  Stock Option                Other         Total
                          Common  Compensation Trust-Contra  Contra    Plan-Contra   Retained  Comprehensive  Shareholders'
                          Stock       ESOP       Account     Account     Account     Earnings      Income        Equity
                         -------- ------------ ------------ ---------  ------------  --------  -------------  ------------
                                                             (In Thousands)
Balances, beginning of
 period                  $12,448     $ (517)     $ (199)    $ (56)     $ (1,491)     $ 4,199     $ 1,541       $ 15,925

Net income                     0          0           0         0             0          848           0            848

Other comprehensive
 income (loss)                 0          0           0         0             0            0       (151)           (151)

Payment on ESOP loan
 with ESOP contribution
 received                      0        116           0         0             0            0           0            116

Dividends paid                 0          0           0         0             0         (420)          0           (420)

Proceeds from exercise
 of stock options              0          0           0         0             9            0           0              9

Costs associated with
 stock options surrendered     0          0           0         0          (256)           0           0           (256)

Purchase and retirement of
 2,500 shares of common
 stock                       (35)         0           0         0             0            0           0            (35)

Retirement of 35,500
 shares of common stock
 held in the stock option
 plan contra account        (362)         0           0         0           362            0           0              0
                         -------  ---------  ----------  --------     ---------      -------  -----------     ---------

Balances, end of period  $12,051     $ (401)     $ (199)    $ (56)     $ (1,376)     $ 4,627     $ 1,390       $ 16,036
                         =======  =========  ==========  ========     =========      =======  ===========     =========



The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                         2003           2002
                                                                                     (Unaudited - in thousands)
                                                                                    -----------------------------
Operating Activities:

Net income                                                                          $        848     $        893
                                                                                    -------------    ------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                                                   72              48
  Depreciation                                                                                47              33
  Amortization of goodwill                                                                    40              40
  Net (gain) loss on sales of foreclosed real estate                                          10               0
  Federal home loan bank stock dividends                                                     (18)            (20)
  Net (gain) loss on sales of investment securities available for sale                       (13)            (39)
  (Increase) Decrease in:
   Accrued interest receivable                                                                93             (74)
   Other assets                                                                              (28)              9
  Increase (Decrease) in:
   Accrued interest payable                                                                  (12)             (7)
   Accrued income taxes                                                                        0               5
   Accrued benefit plan liabilities                                                          (40)           (135)
   Other liabilities                                                                           5              16
                                                                                    -------------    ------------
    Total adjustments                                                                        156            (124)
                                                                                    -------------    ------------
Net cash provided by operating activities                                                  1,004             769
                                                                                    -------------    ------------

Investing Activities:
 Purchases of investment securities available for sale                                    (7,134)         (8,373)
 Proceeds from maturities of investment securities available for sale                        518           1,087
 Principal payments received on investment securities available for sale                   2,225           4,509
 Proceeds from sales of investment securities available for sale                           1,107           1,490
 Net (increase) decrease in loans                                                            109          (5,963)
 Purchases of premises and equipment, net                                                    (51)            (46)
 Proceeds from sales of foreclosed real estate                                               117               0

                                                                                    -------------    ------------
Net cash used in investing activities                                                     (3,109)         (7,296)
                                                                                    -------------    ------------




The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

                                                                              Six Months Ended
                                                                           2003              2002
                                                                       --------------    -------------
                                                                         (Unaudited - in thousands)
Financing Activities:

 Dividends paid                                                                (420)            (398)
 Costs associated with stock options surrendered                               (256)               0
 Net increase (decrease) in deposits                                          3,145            8,705
 Purchase and retirement of common stock                                        (35)            (145)
 Proceeds from exercise of stock options                                          9                0
 Issuance of common stock for MRP plan                                            0              143
 Payment on ESOP loan and release of shares                                     116              161

                                                                       --------------    -------------
Net cash provided by (used in) financing activities                           2,559            8,466
                                                                       --------------    -------------

Net increase in cash and cash equivalents                                       454            1,939

Cash and cash equivalents, beginning of period                                5,350            2,123
                                                                       --------------    -------------

Cash and cash equivalents, end of period                               $      5,804      $     4,062
                                                                       ==============    =============

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                      $924           $1,143
 Income taxes                                                                  $581           $  571

Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                        $ 48           $    0
  Change in unrealized gain\loss on investment securities
   available for sale                                                         ($244)          $  131
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale                      ($ 93)          $   50
  Change in net unrealized gain\loss on investment
   securities available for sale                                              ($151)          $   81






The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


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

The Company has a stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                           Three Months Ended              Six Months Ended
                                                       ---------------------------    ---------------------------
                                                                June 30,                       June 30,
                                                       ---------------------------    ---------------------------
(In thousands, except per share data)                     2003            2002            2003           2002
                                                       ------------   ------------    -----------    ------------
Net Income, as reported                                     $  398         $  480         $  848          $  893

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                      (2)           (37)            (6)            (74)
                                                       ------------   ------------    -----------    ------------
Pro forma net income                                        $  396         $  443         $  842          $  819
                                                       ============   ============    ===========    ============

Earnings per share:
Basic - as reported                                         $ 0.31         $ 0.36         $ 0.66          $ 0.67
                                                       ============   ============    ===========    ============
Basic - pro forma                                           $ 0.31         $ 0.33         $ 0.65          $ 0.62
                                                       ============   ============    ===========    ============
Diluted - as reported                                       $ 0.31         $ 0.36         $ 0.66          $ 0.67
                                                       ============   ============    ===========    ============
Diluted - pro forma                                         $ 0.31         $ 0.33         $ 0.65          $ 0.61
                                                       ============   ============    ===========    ============


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

Earnings per share have been computed based on the following:

                                                  Three Months Ended              Six Months Ended
                                               --------------------------     -------------------------
                                                       June 30,                       June 30,
                                               --------------------------     -------------------------
                                                  2003           2002            2003          2002
                                               -----------    -----------     -----------   -----------
Average number of shares outstanding            1,273,124      1,323,548       1,288,765     1,330,927
Effect of dilutive options                              0            641               0         2,394
                                               -----------    -----------     -----------   -----------
Average number of shares outstanding used
 to calculate earnings per share                1,273,124      1,324,189       1,288,765     1,333,321
                                               ===========    ===========     ===========   ===========





Note 3 - Comprehensive Income

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under generally accepted accounting principles are directly charged to equity. Examples include foreign currency translations, pension liability adjustments and unrealized gains and losses on investment securities available for sale. The Company has included its comprehensive income in a separate financial statement as part of its consolidated financial statements.


Note 4 - Management Recognition Plan

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of June 30, 2003 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                     Period Ended June 30,
                                                 ----------------------------
                                                       2003           2002
                                                 ------------     -----------
Accrued Liability Balance at Beginning of Period        5,538        142,259
Amount Charged to Expense                               5,698         11,236
Less Cost of Shares Issued                                  0       (142,339)
                                                  -----------    -----------
Accrued Liability at End of Period                 $   11,236      $  11,156
                                                  ===========    ===========

The Company held 4,591 shares of its common stock in trust at a net cost of $56,195 as of June 30, 2003 and December 31, 2002. A contra-equity account has been established to reflect the cost of such shares held in trust.

Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the six month period ended June 30, 2003, 47,512 options were surrendered at a total cost of $256,000 (33,978 shares for $70,192 in 2002). Stock options awarded and outstanding totaled 126,809 and 175,321 as of June 30, 2003 and 2002, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                               Period Ended June 30,
                          ---------------------------------
                              2003               2002
                          --------------    ---------------
Dividend Yield                3.5%               3.5%
Expected Life               8.5 years         8.5 years
Expected Volatility           52.0%             52.0%
Risk-Free Interest Rate       4.8%               4.8%

A summary of the status of the Company's stock option plan is presented below:

                                                         Six Months Ended June 30,
                                      ----------------------------------------------------------------
                                                  2003                              2002
                                      ------------------------------    ------------------------------
                                                        Weighted                          Weighted
                                                        Average                           Average
                                                        Exercise                          Exercise
                                        Shares           Price            Shares           Price
                                      -----------    ---------------    -----------    --------------
Outstanding at Beginning of
Period                                   175,321         $   8.59         209,299          $   8.59
Granted                                        0                                0
Exercised                                 (1,000)            8.60               0
Surrendered                              (47,512)            8.60         (33,978)             8.60
Forfeited                                      0                                0
                                      -----------                       -----------
Outstanding at End of Period             126,809         $   8.59         175,321          $   8.59
                                      ===========                       ===========


Options Exercisable at Period-End        123,498         $   8.59         172,010          $   8.59
Weighted-Average Fair Value of
Options Granted during the period            n/a                              n/a


Information pertaining to options outstanding at June 30, 2003 is as follows:

                                Options Outstanding                   Options Exercisable
                      -----------------------------------------    --------------------------
                                       Weighted
                                       Average       Weighted                      Weighted
                                      Remaining       Average                       Average
    Range of            Number        Contractual    Exercise        Number        Exercise
 Exercise Prices      Outstanding        Life          Price       Exercisable       Price
------------------    ------------    -----------    ----------    ------------    ----------
$8.00 - $9.00             126,809     5.8 years       $   8.59         123,498      $   8.59


The Company has purchased 139,633 and 175,139 shares as of June 30, 2003 and December 31, 2002, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.

Note 6 - Improvement Plan for Main Office Facility

During the first quarter of 2001, the Company's board of directors approved a plan to improve the existing main office facilities. The Company's has purchased land on which to construct a new main office facility. Management is in the process of working with an architect on the design of the new building.

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement intends to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133 and clarifies when a derivative contains a financial component. The statement also amends the definition of an underlying to conform it to Financial Accounting Standards Board Statement No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability or (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement is effective for financial instruments entered into or modified after May 31,

2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. Management does not expect this statement to have a significant impact on the Company's financial position or results of operations.

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

The following is a discussion of our financial condition as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased from December 31, 2002 to June 30, 2003 by $3.1 million, or 2.8%, from $111.8 million at December 31, 2002 to $114.9 million at June 30, 2003. The increase in assets was principally the result of an increase in investment securities. Investment securities increased by $3.1 million to offset an increase in deposits.

Loans receivable decreased from December 31, 2002 to June 30, 2003 as repayments exceeded originations for the period by approximately $229,000 due to a slow-down in new loan originations and the continued refinancing of existing loans. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2003 and December 31, 2002, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.



                                                June 30, 2003            December 31, 2002
                                            -----------------------    ----------------------
                                                 Amount    Percent          Amount    Percent
Type of Loan:
Real estate loans:
 One- to four-family residential               $  61,700     76.4%        $  62,773     77.6%

 Commercial                                        8,938     11.1%            8,617     10.6%

 Construction                                      3,624      4.4%            3,932      4.8%

Consumer loans:

 Automobile                                        1,437      1.8%            1,354      1.7%

 Loans to depositors, secured by deposits          1,122      1.4%            1,264      1.6%

 Home equity and second mortgage                   1,031      1.3%              948      1.2%

 Other                                             2,880      3.6%            2,055      2.5%
                                            ------------- ---------    ------------- --------
                                                  80,732    100.0%           80,943    100.0%
                                            ------------- =========    ------------- ========

Less:

 Loans in process                                  1,361                      1,406

 Deferred fees and discounts                         371                        372

 Allowance for loan losses                           867                        803
                                            -------------              -------------
 Total                                         $  78,133                  $  78,362
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

                                                  Six                 Six
                                              Months Ended        Months Ended
                                                June 30,            June 30,
                                                  2003                2002
                                              --------------     ---------------
                                                       (In Thousands)

Balance at beginning of period                  $       803        $        719
                                              --------------     ---------------
Charge-offs:
 Consumer                                                (8)                (21)
 Mortgage                                                 0                   0
Recoveries:
 Consumer                                                 0                   3
 Mortgage                                                 0                   0
                                              --------------     ---------------
Net Charge-offs                                          (8)                (18)
Provision for loan losses                                72                  48
                                              --------------     ---------------
Balance at end of period                        $       867        $        749
                                              ==============     ===============

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                   June 30,            June 30,
                                                     2003                2002
                                                ---------------   --------------
                                                         (In Thousands)
Nonaccrual Loans                                 $          0       $         0
Accruing loans which are contractually past due
 90 days or more:
Real Estate:
 Residential                                              367               359
 Non-Residential                                          866               110
Consumer                                                   19                 7
                                                ---------------   --------------
Total
                                                  $     1,252       $       476
                                                ===============   ==============


Nonresidential real estate loans past due 90 days or more increased $756,000 to $866,000 as of June 30, 2003 compared to $110,000 as of June 30, 2002 primarily due to one commercial real estate loan. Payments on this loan have been brought current subsequent to June 30, 2003.

At June 30, 2003, the Bank had one additional commercial real estate loan totaling $460,000, as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan is considered well secured and we do not expect to incur any loss in excess of existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the six months ended June 30, 2003, the Company increased its liabilities by $3.0 million, or 3.1%. Total deposits increased $3.2 million or 3.4% from $93.7 million at December 31, 2002 to $96.9 million at June 30, 2003.

During 2003, the Bank has accepted deposits totaling approximately $5.5 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $111,000 from $15.9 million at December 31, 2002 to $16.0 million at June 30, 2003. The Company's equity increased primarily due to net income of $848,000, a decrease in unearned compensation related to the Company's ESOP of $116,000, offset by the cost associated with stock options surrendered of $256,000, the purchase and retirement of $35,000 of the Company's common stock, a reduction in other accumulated comprehensive income of $151,000 and a reduction in retained earnings for dividends paid to shareholders of $420,000. The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

Discussion of Results of Operations for the Three Months Ended June 30, 2003 and 2002

Our net income for the three months ended June 30, 2003 was $398,000, an $82,000, or 17.1% decrease from the $480,000 we earned during the three months ended June 30, 2002. Basic and diluted earnings per share for the three months ended June 30, 2003 were each $0.31 compared to $0.36 for the same period in 2002. Basic average shares outstanding for three months ended June 30, 2003 was 1,273,124 shares and 1,323,548 shares for the three months ended June 30, 2002. Average dilutive potential shares outstanding were 0 and 641, respectively.

Interest income decreased $103,000, or 5.7%, from $1.82 million for the three months ended June 30, 2002 to $1.72 million for the three months ended June 30, 2003. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $110,000 from $569,000 for the three months ended June 30, 2002 to $459,000 for the three months ended June 30, 2003, primarily due to the decrease in deposit account interest rates.

Net interest income increased $7,000, or 0.62%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin narrowed to 4.78% for the three months ended June 30, 2003 compared to 4.96% for the comparable period of 2002. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income decreased $16,000 from $133,000 for the three months ended June 30, 2002 to $117,000 for the three months ended June 30, 2003. The decrease in noninterest income was primarily due to a $32,000 net gain on sales of investment securities sold during the quarter ended June 30, 2002 ($0 in 2003), offset by an increase in deposit account service charges of $13,000 in 2003.

Noninterest expenses increased $75,000 from $612,000 for the three months ended June 30, 2002 to $687,000 for the three months ended June 30, 2003. The increase in noninterest expense was primarily from an increase in compensation and benefits of $29,000 due to hiring two additional employees and normal salary increases, an increase in occupancy and equipment expense of $13,000 primarily related to updating computer equipment, and an increase of $29,000 in other noninterest expense related to increases in insurance expense and other costs associated with being a public company.

Our effective tax rates for the three months ended June 30, 2003 and 2002 were 39.1% and 36.0%, respectively.

Discussion of Results of Operations for the Six Months Ended June 30, 2003 and 2002

Our net income for the six months ended June 30, 2003 was $848,000, a $45,000, or 5.0% decrease from the $893,000 we earned during the six months ended June 30, 2002. Basic and diluted earnings per share for the six months ended June 30, 2003 were each $0.66 compared to $0.67 for the same period in 2002. Basic average shares outstanding for six months ended June 30, 2003 was 1,288,765 shares and 1,330,927 shares for the six months ended June 30, 2002. Average dilutive potential shares outstanding were 0 and 2,394, respectively.

Interest income decreased $97,000, or 2.8%, from $3.57 million for the six months ended June 30, 2002 to $3.47 million for the six months ended June 30, 2003. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $224,000 from $1,136 million for the six months ended June 30, 2002 to $912,000 for the six months ended June 30, 2003, primarily due to the decrease in deposit account interest rates.

Net interest income increased $127,000, or 5.2%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin widened slightly to 4.86% for the six months ended June 30, 2003 compared to 4.81% for the comparable period of 2002. The widening of the net interest margin, which has slowed down significantly from the prior year, continues to reflect the current rate environment.

Noninterest income increased $1,000 from $236,000 for the six months ended June 30, 2002 to 237,000 for the six months ended June 30, 2003. The increase in noninterest income was primarily due to an increase in deposit account service charges of $21,000, increase in other noninterest income of $10,000, offset by a decrease in net gain on sales of investment securities of $26,000 and a decrease in loan service charges and fees of $4,000.

Noninterest expenses increased $128,000 from $1.21 million for the six months ended June 30, 2002 to $1.34 million for the six months ended June 30, 2003. The increase in noninterest expense was primarily from an increase in compensation and benefits of $61,000 due to hiring two additional employees and normal salary increases, an increase in occupancy and equipment expense of $21,000 primarily related to updating computer equipment, and an increase in other noninterest expense of $29,000 related to increases in insurance expense and other costs associated with being a public company.

Our effective tax rates for the three months ended June 30, 2003 and 2002 were 38.9% and 36.7%, respectively.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 2003 and December 31, 2002, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company's Chief Executive Officer and its Controller have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the Chief Executive Officer and the Controller have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2003, United Tennessee Bankshares, Inc. held its 2003 Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

     1.   Election of Directors

               Nominee                    For                 Withheld
          ------------------        ---------------           --------
          J. William Myers             1,018,598               31,737
          William B. Henry             1,046,492                3,843
          Tommy C. Bible               1,018,673               31,662

          There were no abstentions or broker non-votes.

          The terms of the office of Directors Richard G. Harwood, Robert R. Self, Robert L. Overholt, and Ben W. Hooper, III, continued after the meeting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

The following exhibits are filed as a part of this report:

3.1(1)         Charter of United Tennessee Bankshares, Inc.
3.2(1)         Bylaws of United Tennessee Bankshares, Inc.
4(1)           Form of Stock Certificate of United Tennessee Bankshares, Inc.
10.1(2)        United Tennessee Bankshares, Inc. 1999 Stock Option Plan
10.2(2)        United Tennessee Bankshares, Inc. Management Recognition Plan
10.3(a)(1)     Employment  Agreements  between  Newport Federal Savings and Loan
               Association  and  Richard G.  Harwood,  Nancy L. Bryant and Peggy
               Holston
10.3(b)(a)     Forms  of   Guarantee   Agreements   between   United   Tennessee
               Bankshares,  Inc.  and  Richard G.  Harwood,  Nancy L. Bryant and
               Peggy Holston
10.4(1)        Newport Federal Savings and Loan Association  Long-Term Incentive
               Plan
10.5(1)        Newport   Federal   Savings   and   Loan   Association   Deferred
               Compensation Plan
31.1           Certification   of  Richard  G.  Harwood,   President  and  Chief
               Executive Officer of United Tennessee  Bankshares,  Inc. pursuant to  Section  302  of  the  Sarbanes-Oxley  Act  of  2002.
31.2           Certification   of  Chris  H.  Triplett,   Controller  of  United
               Tennessee  Bankshares,  Inc.  pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.
32.1           Certification   of  Richard  G.  Harwood,   President  and  Chief
               Executive Officer of United Tennessee  Bankshares,  Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification   of  Chris  H.  Triplett,   Controller  of  United
               Tennessee  Bankshares,  Inc.  pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

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

                                     UNITED TENNESSEE BANKSHARES, INC.
                                     Registrant


 Date:  August 12, 2003              /s/Richard G. Harwood
                                     ------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)