Form 10QSB
period 2003-09-30
UNITED TENNESSEE BANKSHARES INC
filed 2003-11-12
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003.


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                             62-1710108
-------------------------------                              -------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2003: 1,241,879

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 2003 (Unaudited) and December 31, 2002         3

                  Consolidated Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30,
                  2003 and 2003 (Unaudited)                                    4

                  Consolidated Statement of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30,
                  2003 and 2002 (Unaudited)                                    5

                  Consolidated Statement of Changes in Shareholders' Equity
                  for the Nine-Month Period Ended September 30, 2003
                  (Unaudited)                                                  6

                  Consolidated Statements of Cash Flows for the
                  Nine-Month Period Ended September 30, 2003
                  and 2002 (Unaudited)                                       7-8

                  Notes to Consolidated Financial Statements for the
                  Three-Month and Nine-Month Periods Ended September 30,
                  2003 and 2002 (Unaudited)                                 9-13

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation                                                14-19

         Item 3.  Controls and Procedures                                     19


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           20

         Item 2.  Changes in Securities and Use of Proceeds                   20

         Item 3.  Defaults upon Senior Securities                             20

         Item 4.  Submission of Matters to a Vote of Security Holders         20

         Item 5.  Other Information                                           20

         Item 6.  Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                    21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                                                         September 30,
                                                                             2003                December 31,
                                                                          (Unaudited)                2002
                                                                        ----------------        ----------------
                                                                                     (In Thousands)
                       Assets
Cash and amounts due from depository institutions                    $           4,316         $        5,350
Investment securities available for sale, at fair value                         30,883                 25,267
Loans receivable, net                                                           78,436                 78,362
Premises and equipment, net                                                        966                    969
Foreclosed real estate - held for sale                                              48                    127
Accrued interest receivable                                                        642                    670
Goodwill, net of amortization                                                      813                    873
Cash value of life insurance                                                     1,512                      0
Prepaid expenses and other assets                                                   65                    135
                                                                        ----------------        ----------------
  Total assets                                                       $         117,681         $      111,753
                                                                        ================        ================

                       Liabilities and Equity
Liabilities:
 Deposits                                                            $          99,147         $       93,747
 Accrued interest payable                                                          122                    132
 Accrued income taxes                                                               62                      0
 Deferred income taxes                                                             877                  1,008
 Accrued benefit plan liabilities                                                  913                    856
 Other liabilities                                                                 176                     85
                                                                        ----------------        ----------------
  Total liabilities                                                            101,297                 95,828
                                                                        ----------------        ----------------

Shareholders' equity:
 Common stock - no par value, authorized 20,000,000 shares;
   issued and outstanding 1,241,879 shares (1,311,124 in 2002)                  11,786                 12,448
 Unearned compensation - ESOP                                                     (401)                  (517)
 Shares in grantor trust - contra account                                         (200)                  (199)
 Shares in MRP plan - contra account                                                 0                    (56)
 Shares in stock option plan trusts - contra account                            (1,193)                (1,491)
 Retained earnings                                                               5,064                  4,199
 Accumulated other comprehensive income                                          1,328                  1,541
                                                                        ----------------        ----------------
  Total shareholders' equity                                                    16,384                 15,925
                                                                        ----------------        ----------------
Total liabilities and equity                                         $         117,681         $      111,753
                                                                        ================        ================














   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


                                                             (In Thousands Except         (In Thousands Except
                                                            per Share Information)       per Share Information)
                                                          --------------------------- ----------------------------
                                                              Three Months Ended           Nine Months Ended
                                                          --------------------------- ----------------------------
                                                                September 30,                September 30,
                                                          --------------------------- ----------------------------
                                                              2003          2002          2003           2002
                                                          (Unaudited)    (Unaudited)  (Unaudited)     (Unaudited)
                                                          -------------  ------------ -------------  -------------
Interest income:
 Loans                                                    $      1,413   $     1,506   $     4,314    $      4,449
 Investment securities                                             294           311           849             922
 Other interest-earning assets                                       5             7            21              22
                                                          -------------  ------------ -------------  -------------
  Total interest income                                          1,712         1,824         5,184           5,393
                                                          -------------  ------------ -------------  -------------

Interest expense:
 Deposits                                                          438           544         1,350           1,680
                                                          -------------  ------------ -------------  -------------

Net interest income                                              1,274         1,280         3,834           3,713
Provision for loan losses                                           36            45           108              93
                                                          -------------  ------------ -------------  -------------
Net interest income after provision for loan losses              1,238         1,235         3,726           3,620
                                                          -------------  ------------ -------------  -------------

Noninterest income:
 Deposit account service charges                                    88            65           225             181
 Loan service charges and fees                                      31            27            85              85
 Net gain (loss) on sales of investment
  securities available for sale                                      0             7            13              46
 Other                                                              15             9            48              32
                                                          -------------  ------------ -------------  -------------
  Total noninterest income                                         134           108           371             344
                                                          -------------  ------------ -------------  -------------

Noninterest expense:
 Compensation and benefits                                         324           317           986             918
 Occupancy and equipment                                            61            77           189             184
 Federal deposit insurance premiums                                 15            13            45              37
 Data processing fees                                               72            68           204             194
 Advertising and promotion                                          20            19            57              61
 Net (gain) loss on foreclosed real estate                           0             0            10               0
 Amortization                                                       20            20            60              60
 Other                                                             145           129           444             398
                                                          -------------  ------------ -------------  -------------
  Total noninterest expense                                        657           643         1,995           1,852
                                                          -------------  ------------ -------------  -------------

Income before income taxes                                         715           700         2,102           2,112
Income taxes                                                       278           263           817             781
                                                          -------------  ------------ -------------  -------------
Net income                                                $        437   $       437  $      1,285   $       1,331
                                                          =============  ============ =============  =============

Earnings per share
 Basic                                                    $       0.34   $      0.33  $       1.00   $        1.00
                                                          =============  ============ =============  =============
 Diluted                                                  $       0.34   $      0.33  $       1.00   $        1.00
                                                          =============  ============ =============  =============








   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002



                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     ---------------------------------    -----------------------------------
                                                          2003              2002               2003               2002
                                                     ---------------    --------------    ---------------    ----------------
                                                        (Unaudited - in thousands)            (Unaudited - in thousands)
Net income                                           $           437    $          437    $         1,285    $          1,331
                                                     ---------------    --------------    ---------------    ----------------

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment
  securities                                                   (100)              200               (331)                370
Less reclassification adjustment for
  gains/losses included in net income                             0                (7)               (13)                (46)
Less income taxes related to unrealized
  gains/losses on investment securities                          38               (73)               131                (123)
                                                     ---------------    --------------    ---------------    ----------------
Other comprehensive income (loss), net of tax                   (62)              120               (213)                201
                                                     ---------------    --------------    ---------------    ----------------

Comprehensive income                                 $           375    $          557    $         1,072    $          1,532
                                                     ===============    ==============    ===============    ================































   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003



                                                        Shares in    Shares in   Shares in               Accumulated
                                                         Grantor     MRP Plan-  Stock Option                Other          Total
                               Common     Unearned     Trust-Contra   Contra    Plan-Contra  Retained  Comprehensive  Shareholders'
                               Stock        ESOP         Account      Account     Account    Earnings      Income          Equity
                               ---------- -------------- ----------- ---------- ----------- ---------- ------------- --------------
                                                                           (In Thousands)

Balances, beginning of period  $   12,448 $         (517)$      (199)$      (56)$    (1,491)$    4,199 $       1,541 $       15,925

Net income                              0              0           0          0           0      1,285             0          1,285

Issuance of shares of common
 stock pursuant to MRP plan             0              0           0         56           0          0             0             56

Other comprehensive loss                0              0           0          0           0          0          (213)          (213)

Payment on ESOP loan principal          0            116           0          0           0          0             0            116

Dividends paid                          0              0           0          0           0       (420)            0           (420)

Adjustment of cost on directors
 long-term incentive plan               0              0           0          0           0          0             0              0

Proceeds from exercise of
 stock options                          0              0           0          0           9          0             0              9

Costs associated with stock options
 surrendered                            0              0           0          0        (327)         0             0           (327)

Purchase of 100 shares of
 common stock                           0              0          (1)         0           0          0             0             (1)

Purchase and retirement of
 3,200 shares of common stock         (46)             0           0          0           0          0             0            (46)

Retirement of 35,500 shares of
 common stock held in the stock
 option plan contra account          (616)             0           0          0         616          0             0              0
                                --------- -------------- ----------- ---------- ----------- ---------- ------------- ---------------
Balances, end of period          $ 11,786 $         (401)$     (200) $        0 $    (1,193)     5,064 $       1,328 $       16,384
                                ========= ============== =========== ========== =========== ========== ============= ===============

















   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      -------------------------------
                                                                                            2003            2002
                                                                                        (Unaudited - in thousands)
                                                                                      -------------------------------
Operating Activities:
 Net income                                                                           $       1,285     $       1,331
                                                                                      -------------     -------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                                                    108                93
   Depreciation                                                                                  72                57
   Amortization of goodwill                                                                      60                60
   Net (gain) loss on sales of foreclosed real estate                                            10                 0
   Federal home loan bank stock dividends                                                       (27)              (30)
   Net (gain) loss on sales of investment securities available for sale                         (13)              (46)
   (Increase) Decrease in:
    Accrued interest receivable                                                                  28              (104)
    Other assets                                                                                 70               (28)
   Increase (Decrease) in:
    Accrued interest payable                                                                    (10)               (8)
    Accrued income taxes                                                                         62                23
    Accrued benefit plan liabilities                                                             57               (50)
    Other liabilities                                                                            91                47
                                                                                      -------------     -------------
     Total adjustments                                                                          508                14
                                                                                      -------------     -------------
Net cash provided by operating activities                                                     1,793             1,345
                                                                                      -------------     -------------

Investing Activities:
 Purchases of investment securities available for sale                                      (12,184)           (9,800)
 Proceeds from maturities of investment securities available for sale                         1,031             1,580
 Payments received on investment securities available for sale                                4,126             5,041
 Proceeds from sales of investment securities available for sale                              1,107             2,742
 Net (increase) decrease in loans                                                              (230)           (7,026)
 Purchase of bank-owned life insurance                                                       (1,512)                0
 Purchases of premises and equipment, net                                                       (69)             (177)
 Proceeds from sales of foreclosed real estate                                                  118                 0
                                                                                      -------------     -------------
Net cash used in investing activities                                                        (7,613)           (7,640)
                                                                                      -------------     -------------

















   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

                                                                               Nine Months Ended
                                                                            2003               2002
                                                                        ------------       -----------
                                                                          (Unaudited - in thousands)
Financing Activities:
 Dividends paid                                                         $       (420)             (398)
 Costs associated with stock options surrendered                                (327)                0
 Net increase (decrease) in deposits                                           5,400             6,904
 Purchase of common stock                                                        (47)             (157)
 Proceeds from exercise of stock options                                           9                 0
 Issuance of common stock for MRP plan                                            56               154
 Purchase of common stock pursuant to director's long-term
  incentive plan                                                                  (1)                0
 Payment on ESOP loan and release of shares                                      116               161
                                                                        ------------       -----------
Net cash provided by (used in) financing activities                            4,786             6,664
                                                                        ------------       -----------

Net increase (decrease) in cash and cash equivalents                          (1,034)             (369)

Cash and cash equivalents, beginning of period                                 5,350             2,123
                                                                        ------------       -----------

Cash and cash equivalents, end of period                                $      4,316       $     2,492
                                                                        ============       ===========

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                               $      1,360       $     1,688
 Income taxes                                                           $        784       $       758

Supplementary disclosures of noncash investing
 activities:
  Acquisition of foreclosed real estate                                 $         48       $       171
  Change in unrealized gain\loss on investment securities
   available for sale                                                   $       (344)      $       324
  Change in deferred income taxes associated with unrealized
   gain/loss on investment securities available for sale                $       (131)      $       123
  Change in net unrealized gain\loss on investment
   securities available for sale                                        $       (213)      $       201
















   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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




                                            Three Months Ended      Nine Months Ended
                                            ------------------      -----------------
                                               September 30,          September 30,
                                            ------------------      -----------------
                                             2003       2002          2003     2002
(In thousands, except per share data)       -------    -------      -------   -------
Net Income, as reported                     $   437    $   437      $ 1,285   $ 1,331

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects to calculate
  earnings per share                            (1)       (112)          (7)     (223)
                                            -------    -------      -------   -------
Pro forma net income                        $   436    $   325      $ 1,278   $ 1,108
                                            =======    =======      =======   =======

Earnings per share:
  Basic - as reported                       $  0.34    $  0.33      $  1.00   $  1.00
                                            =======    =======      =======   =======
  Basic - pro forma                         $  0.34    $  0.25      $  1.00   $  0.84
                                            =======    =======      =======   =======
  Diluted - as reported                     $  0.34    $  0.33      $  1.00   $  1.00
                                            =======    =======      =======   =======
  Diluted - pro forma                       $  0.34    $  0.25      $  0.99   $  0.84
                                            =======    =======      =======   =======

Note - Earnings Per Share

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

Earnings per share have been computed based on the following:


                                              Three Months Ended           Nine Months Ended
                                            ------------------------    -------------------------
                                                  September 30,                 September 30,
                                            ------------------------    -------------------------
                                               2003          2002           2003          2002
                                            ---------    ---------      ---------      ----------

Average number of shares outstanding        1,268,030    1,312,086      1,281,777      1,324,577
Effect of dilutive options                      1,390           60          6,908          1,933
Average number of shares outstanding used
 to calculate earnings per share            ---------    ---------      ---------      ---------
                                            1,269,420    1,312,146      1,288,685      1,326,510
                                            =========    =========      =========      =========

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

The Company's board of directors has awarded 54,517 shares as of September 30, 2003 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:


                                                      Nine Month
                                                     Period Ended
                                                     September 30,
                                               -------------------------
                                                 2003           2002
                                               -----------   -----------
Accrued Liability Balance at Beginning of
  Period                                        $ 5,538      $ 142,259
Amount Charged to Expense                         5,698         11,236
Less Cost of Shares Issued                      (11,236)      (142,339)
                                               ----------    -----------
Accrued Liability at End of Period              $     -         11,156
                                               ==========    ===========

The Company paid out the remaining distribution of the MRP in the third quarter and cancelled the remaining 3,672 shares of its common stock in trust and closed out the contra-equity account.


Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the nine month period ended September 30, 2003, 62,264 options were surrendered at a total cost of $337,000 (33,978 shares for $70,192 in 2002). Stock options awarded and outstanding totaled 112,057 and 175,321 as of September 30, 2003 and 2002, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                Period Ended June 30,
                                         ---------------------------------
                                               2003               2002
                                         --------------    ---------------
Dividend Yield                                 3.5%              3.5%
Expected Life                                  8.5 years         8.5 years
Expected Volatility                           52.0%             52.0%
Risk-Free Interest Rate                        4.8%              4.8%

A summary of the status of the Company's stock option plan is presented below:



                                                        Nine Months Ended September 30,
                                      ----------------------------------------------------------------
                                                     2003                              2002
                                      ------------------------------    ------------------------------
                                                        Weighted                          Weighted
                                                        Average                           Average
                                                        Exercise                          Exercise
                                        Shares           Price            Shares           Price
                                      -----------    ---------------    -----------    ---------------

Outstanding at Beginning of
  Period                                 175,321         $ 8.59            209,299         $ 8.59
Granted                                        0                                 0
Exercised                                 (1,000)          8.60                  0
Surrendered                              (62,264)          8.60            (33,978)          8.60
Forfeited                                      0                                 0
                                      -----------                       -----------
Outstanding at End of Year               112,057         $ 8.59            175,321           8.59
                                      ===========                       ===========


Options Exercisable at Period-End        108,746         $ 8.59            204,332         $ 8.59
Weighted-Average Fair Value of
  Options Granted during the year        n/a                               n/a


Information pertaining to options outstanding at September 30, 2003 is as follows:

                                 Options Outstanding                  Options Exercisable
                      ------------------------------------------    -------------------------
                                       Weighted
                                        Average       Weighted                     Weighted
                                       Remaining       Average                      Average
    Range of            Number        Contractual     Exercise        Number       Exercise
 Exercise Prices      Outstanding        Life           Price       Exercisable      Price
------------------    ------------    ------------    ----------    -----------    ----------
  $8.00 - $9.00           112,057      5.8 years       $8.59           108,746      $8.59




The Company has purchased 112,660 and 175,139 shares as of September 30, 2003 and December 31, 2002, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

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

Note 7 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. Since the Company's intangible asset associated with its branch purchase is accounted for in accordance with SFAS No. 72, the Company has not changed its amortization of its intangible asset.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since the Company does not have any legal obligations as described above, this statement has not had any impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This statement supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement has not had a significant impact on the Company's financial position or results of operations.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company and the Bank apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for their stock option plans and have not elected a voluntary change to the fair value based method prescribed in Statement No. 123. The Company's consolidated annual financial statements beginning in 2002 and consolidated interim financial statements beginning in 2003 include the additional disclosures required by SFAS No. 148, but this statement has not had a significant impact on the Company's consolidated financial position or results of operations.

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

Our operations and those of the thrift industry as a whole are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Our lending activities are influenced by demand for and supply of housing and competition among lenders and the level of interest rates in our market area. Our deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing instruments, account maturities and the levels of personal income and savings in our market area.

The following is a discussion of our financial condition as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002


Total assets increased from December 31, 2002 to September 30, 2003 by $5.9 million, or 5.3%, from $111.8 million at December 31, 2002 to $117.7 million at September 30, 2003. The increase in assets was principally the result of an increase in investment securities. Investment securities increased by $5.6 million to offset an increase in deposits.

Loans receivable increased slightly from December 31, 2002 to September 30, 2003 as originations exceeded repayments for the period by approximately $172,000. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2003 and December 31, 2002, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.



Loan Portfolio Composition                      September 30, 2003         December 31, 2002
                                              -----------------------    ----------------------

                                                 Amount     Percent         Amount     Percent
                                                 ------     -------         ------     -------
Type of Loan:
Real estate loans:

  One- to four-family residential              $  62,086     76.5%        $  62,772    77.6%
  Commercial                                       9,544     11.8%            8,617    10.6%
  Construction                                     2,987      3.7%            3,932     4.9%

Consumer loans:
  Automobile                                       1,336      1.6%            1,354     1.7%
  Loans to depositors, secured by deposits         1,198      1.5%            1,264     1.6%
  Home equity and second mortgage                  1,426      1.8%              948     1.2%
  Other                                            2,537      3.1%            2,055     2.4%
                                            -------------  -------     -------------  ------
                                                  81,114    100.0%           80,942   100.0%
                                            -------------  =======     -------------  ======


Less:
  Loans in process                                 1,430                      1,406
  Deferred fees and discounts                        357                        372
  Allowance for loan losses                          891                        803
                                            -------------              -------------
    Total                                      $  78,436                  $  78,361
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


                                                  Nine                Nine
                                              Months Ended        Months Ended
                                              September 30,      September 30,
                                                  2003                2002
                                              --------------     ---------------
                                                       (In Thousands)
Balance at beginning of period                     $    803             $   719
                                              --------------     ---------------
Charge-offs:
  Consumer                                              (21)                (27)
  Mortgage                                                0                   0
Recoveries:
  Consumer                                                1                   3
  Mortgage                                                0                   0
                                              --------------     ---------------
Net Charge-offs                                         (20)                (24)
Provision for loan losses                               108                  93
                                              --------------     ---------------
Balance at end of period                            $   891             $   788
                                              ==============     ===============


The following table sets forth information about our nonperforming assets at the dates indicated.


                                                September 30,      September 30,
                                                      2003               2003
                                               -------------     ---------------
                                                        (In Thousands)
Nonaccrual Loans                               $           0      $           0
Accuring loans which are contractually
 past due 90 days or more:
Real Estate:
  Residential                                            283                565
  Non-Residential                                         66                 15
Consumer                                                  11                 12
                                               -------------     ---------------
  Total                                        $         360                592
                                               =============     ===============

At September 30, 2003, the Bank had one additional commercial real estate loan totaling $460,000, as to which known information about possible credit problems of the borrower caused us to have doubts as to the ability of the borrower to comply with present loan repayment terms. Although the loan is current, the cash flows of the lessee of the property are below expectations. The loan is considered well secured and we do not expect to incur any loss in excess of existing reserves on any of our assets. We conduct regular reviews of our assets and evaluate the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in our assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by us. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral.

During the nine months ended September 30, 2003, the Company increased its liabilities by $5.5 million, or 5.7%. Total deposits increased $5.4 million or 5.8% from $93.7 million at December 31, 2002 to $99.1 million at September 30, 2003.

During 2003, the Bank has accepted deposits totaling approximately $5.9 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $459,000 from $15.9 million at December 31, 2002 to $16.4 million at September 30, 2003. The Company's equity increased primarily due to net income of $1,285,000, a decrease in unearned compensation related to the Company's ESOP of $116,000, and a decrease in the management recognition plan contra account of $56,000, offset by the cost associated with stock options surrendered of $327,000, the purchase and retirement of 3,200 shares of the Company's common stock at a cost of $46,000, a reduction in other accumulated comprehensive income of $213,000 and a reduction in retained earnings for dividends paid to shareholders of $420,000. The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

Discussion of Results of Operations for the Three Months Ended September 30, 2003 and 2002

Our net income for the three months ended September 30, 2003 was $437,000, which was the same amount we earned during the three months ended September 30, 2002. Basic and diluted earnings per share for the three months ended September 30, 2003 were each $0.34 compared to $0.33 for the same period in 2002. Basic average shares outstanding for three months ended September 30, 2003 was 1,268,030 shares and 1,312,086 shares for the three months ended September 30, 2002. Average dilutive potential shares outstanding were 1,390 and 60, respectively.

Interest income decreased $112,000, or 6.1%, from $1.82 million for the three months ended September 30, 2002 to $1.71 million for the three months ended September 30, 2003. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $106,000 from $544,000 for the three months ended September 30, 2002 to $438,000 for the three months ended September 30, 2003, primarily due to the decrease in deposit account interest rates.

Net interest income decreased $6,000, or 0.5%, between the periods as a result of the larger decrease in interest income than the decrease in interest expense. The Company's net interest margin narrowed to 4.68% for the three months ended September 30, 2003 compared to 4.91% for the comparable period of 2002. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income increased $26,000 from $108,000 for the three months ended September 30, 2002 to $134,000 for the three months ended September 30, 2003. The increase in noninterest income was primarily due to a $23,000 increase in deposit account service fees. The Bank put in place a new deposit account fee structure effective August 2003.

Noninterest expenses increased $14,000 from $643,000 for the three months ended September 30, 2002 to $657,000 for the three months ended September 30, 2003. The increase in noninterest expense was primarily from an increase in other noninterest expenses related insurance expense and other costs associated with being a public company.

Our effective tax rates for the three months ended September 30, 2003 and 2002 were 38.9% and 37.6%, respectively.

Discussion of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Our net income for the nine months ended September 30, 2003 was $1,285,000, a $46,000, or 3.5% decrease from the $1,331,000 we earned during the nine months ended September 30, 2002. Basic and diluted earnings per share for the nine months ended September 30, 2003 were each $1.00 compared to $1.00 for the same period in 2002. Basic average shares outstanding for nine months ended September 30, 2003 was 1,281,777 shares and 1,324,577 shares for the nine months ended September 30, 2002. Average dilutive potential shares outstanding were 6,908 and 1,933, respectively.

Interest income decreased $209,000, or 3.9%, from $5.39 million for the nine months ended September 30, 2002 to $5.18 million for the nine months ended September 30, 2003. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $330,000 from $1.68 million for the nine months ended September 30, 2002 to $1.35 million for the nine months ended September 30, 2003, primarily due to the decrease in deposit account interest rates.

Net interest income increased $121,000, or 3.3%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin narrowed to 4.69% for the nine months ended September 30, 2003 compared to 4.75% for the comparable period of 2002. The narrowing of the net interest margin continues to reflect the current rate environment. The increase in net interest income is due to the percentage growth in interest-earning assets being greater than the percentage growth in interest-bearing liabilities.

Noninterest income increased $27,000 from $344,000 for the nine months ended September 30, 2002 to $371,000 for the nine months ended September 30, 2003. The increase in noninterest income was primarily due to an increase in deposit account service charges of $44,000, increase in other noninterest income of $16,000, offset by a decrease in net gain on sales of investment securities of $33,000.

Noninterest expenses increased $143,000 from $1.85 million for the nine months ended September 30, 2002 to $2.0 million for the nine months ended September 30, 2003. The increase in noninterest expense was primarily from an increase in compensation and benefits of $68,000 due to hiring two additional employees and normal salary increases, an increase in data processing fees of $10,000, a net loss on foreclosed real estate of $10,000, an increase in federal deposit insurance premiums of $8,000 and an increase in other noninterest expense of $46,000 related to insurance expense and other costs associated with being a public company.

Our effective tax rates for the nine months ended September 30, 2003 and 2002 were 38.9% and 37.0%, respectively.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 2003 and December 31, 2002, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.


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

          None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

The following exhibits are filed as a part of this report:

3.1(1)     Charter of United  Tennessee  Bankshares,  Inc.
3.2(1)     Bylaws of United  Tennessee  Bankshares,  Inc.
4 (1)      Form of  Stock  Certificate  of  United Tennessee Bankshares,  Inc.
10.1(2)    United Tennessee Bankshares,  Inc. 1999 Stock Option Plan
10.2(2)    United  Tennessee  Bankshares,  Inc.  Management Recognition  Plan
10.3(a)(1) Employment  Agreements  between  Newport  Federal  Savings  and  Loan
           Association and Richard G. Harwood, Nancy L. Bryant and Peggy Holston 10.3(b)(1) Forms of Guarantee Agreements between United Tennessee Bankshares,
           Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston 10.4(1) Newport Federal Savings and Loan Association Long-Term Incentive
           Plan
10.5(1)    Newport  Federal Savings and  Loan  Association Deferred Compensation
           Plan
31.1 Certification of Richard L. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc. pursuant to
           Section 301 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chris H. Triplett, Controller of United Tennessee Bankshares, Inc. pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Richard L. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chris H. Triplett, Controller of United Tennessee Bankshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
(1)  Incorporated   by  reference  to  United   Tennessee   Bankshares,   Inc.'s
     Registration Statement on Form SB-2, File No. 333-36465.

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


                                     UNITED TENNESSEE BANKSHARES, INC.
                                     Registrant



Date: November 12, 2003              /s/ Richard G. Harwood
                                     -------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)