Form 10KSB
period 2003-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2004-03-30
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2003


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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing  requirements  for the past 90 days. Yes X   No
                                                               ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $7,487,000.

The aggregate market value of the outstanding common stock held by non-affiliates at March 23, 2004 was approximately $13.7 million (based on the most recent trade reported on the Nasdaq SmallCap MarketSM of $19.00 on March 23, 2004). Solely for purposes of this calculation, the registrant's employee stock ownership plan, 401(k) plan, stock option plan trusts, directors' incentive plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 23, 2004 was 1,230,379.

Transitional small business disclosure format (check one): Yes         No     X
                                                               -----      ------

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. 2003 Annual Report to Stockholders (the "Annual Report") (Part II).

     2. Proxy Statement for 2004 Annual Meeting of Stockholders (the "Proxy Statement") (Part III).

                                     PART I


Item 1.  Description of Business
--------------------------------

General

United Tennessee Bankshares, Inc. - United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. The Company's assets currently consist of its investment in the Bank, a $350,000 loan to the Company's employee stock ownership plan and approximately $386,000 in liquid assets.

The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249 and its telephone number is (423) 623-6088.

Newport Federal Bank - The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 2003, the Bank had total assets of $117.0 million, deposits of $98.1 million and stockholders' equity of $16.9 million, or 14.4% of total assets.

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

Cocke County is primarily rural, with a population of approximately 34,000 persons and relatively high unemployment levels and low-income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been above the national rate and equal to the state rate (since 1990, 15.2% compared with 13.1% and 16.7%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for December 2003, 9.6% compared with 5.5% and 5.4%, respectively), and income levels have been substantially lower than state and national averages ($25,553 compared with $36,360 and $41,994, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

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

Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks. Significant competition for the Bank's other deposit products and services come from money market mutual funds and brokerage firms. Its direct competitors include three banks, one of which is a branch of a large regional bank headquartered outside its market area, and one branch of a credit union headquartered outside its market area. The Bank currently has the third largest share of deposits in its market area of Cocke County. The primary factors in competing for loans are interest rates and loan origination fees and the quality and range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, credit unions, mortgage bankers and mortgage brokers.

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

With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2003, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $3.6 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.1 million. The Bank had a total of seven lending relationships with aggregate loan amounts over $500,000 at December 31, 2003, and none of these loans were nonperforming. For additional information, see "-- Regulation of the Bank -- Limits on Loans to One Borrower."

Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2003, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                         At December 31,
                                               ------------------------------------------------------------------
                                                     2003                      2002                  2001
                                               -------------------     ---------------------   -------------------
                                                  Amount       %         Amount       %           Amount     %
                                                  ------      ---        ------      ---          ------    ---
                                                               (Dollars in thousands)

Real estate loans:
  One- to four-family residential...........   $63,335      79.1%     $ 62,772        77.5%   $57,577      76.8%
  Commercial................................     9,261      11.6         8,618        10.6      9,131       12.2
  Construction..............................     1,769       2.2         3,932         4.9      3,997        5.3

Consumer loans:
  Automobile................................     1,488       1.9         1,354         1.7      1,260        1.7
  Loans to depositors, secured by deposits..     1,293       1.6         1,264         1.6      1,380        1.8
  Home equity and second mortgage...........     1,341       1.7           948         1.2        157        0.2
  Other.....................................     1,504       1.9         2,054         2.5      1,506        2.0
                                               -------      ----      --------        ----    -------       ----
                                                79,991     100.0%       80,942       100.0%    75,008      100.0%
                                               -------     =====      --------       =====    -------      =====
Less:
  Loans in process..........................       764                   1,405                  1,737
  Deferred fees and discounts...............       352                     372                    352
  Allowance for loan losses.................       922                     803                    719
                                               -------                --------                -------
    Total...................................   $77,953                $ 78,362                $72,200
                                               =======                ========                =======

Loan Maturity Schedule. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 2003. Demand loans, loans having no stated schedule of repayments and not stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.

                                                              Due after
                                       Due within             1 Through             Due After
                                         1 Year                5 Years               5 Years             Total
                                         ------                -------               -------             -----
                                                                  (In thousands)
Real estate loans:
   One- to four-family residential....  $     128             $   1,475             $  61,767          $ 63,370
   Commercial.........................          7                 1,427                 7,816             9,250
   Construction.......................      1,769                    --                    --             1,769
Consumer loans........................      3,296                 1,936                   370             5,602
                                        ---------             ---------             ---------          --------
      Total...........................  $   5,200             $   4,838             $  69,953          $ 79,991
                                        =========             =========             =========          ========


Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 2003 that had predetermined interest rates and that had adjustable interest rates at that date.
                                             Predetermined      Floating or
                                                 Rate          Adjustable Rates
                                             -------------     ----------------
                                                     (In thousands)
     Real estate loans:
        One- to four-family residential...  $       6,345         $   56,990
        Commercial........................            862              8,399
        Construction......................             --              1,769
     Consumer loans.......................          5,626                 --
                                            -------------         ----------
           Total..........................  $      12,833         $   67,158
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

                                               Year Ended December 31,
                                       -----------------------------------------
                                       2003              2002               2001
                                       -----            ------             -----
                                                     (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family residential.. $17,640         $ 18,706         $  18,737
    Commercial.......................   3,654            1,484               815
    Construction.....................   2,753            4,599             4,800
  Consumer loans.....................   3,971            2,985             2,972
                                      --------        --------         ---------
     Total loans originated .........$ 28,018         $ 27,774         $  27,324
                                     =========        ========         =========

One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $50,000 and $100,000, with original loan amounts averaging approximately $60,000. At December 31, 2003, $63.3 million, or 79.1%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, and owner-occupied, single-family residences in its primary market area. At December 31, 2003, $57.0 million, or 90.0%, of its one- to four-family residential loans had adjustable interest rates, and $6.3 million, or 10.0% had fixed rates. During the year ended December 31, 2003, the Bank originated $20.4 million of adjustable-rate loans, which was approximately 72.8% of total loan originations for that period, and at that date it had $1.7 million of loan commitments, 46.1% of which were for adjustable rate loans.

The Bank's one-to-four-family residential mortgage loans may have adjustable or fixed rates of interest. These loans generally are for terms of up to 30 years for adjustable-rate loans and 15 years for fixed-rate loans, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. These loans customarily contain "due-on-sale" clauses, which permit the Bank to accelerate repayment of a loan upon transfer of ownership of the mortgaged property.

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

The Bank's adjustable-rate, one-to-four-family residential mortgage loans generally are indexed to the weekly average rate on U.S. Treasury securities adjusted to a constant maturity of one year. The rates at which interest accrues on these loans typically are adjustable annually, often after an initial period of up to five years before the first rate adjustment, generally with limitations on adjustments of two percentage points per adjustment period, and six percentage points over the life of the loan, and an interest rate floor equal to the initial interest rate on the loan. While its adjustable-rate loans frequently are originated with initially discounted interest rates, such loans are underwritten and borrowers are qualified based on the fully indexed interest rate. The Bank's adjustable-rate loans do not permit negative amortization.

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

Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 2003, the Bank's loan portfolio included $1.8 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by permanent financing commitments. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

Commercial  Real  Estate  Lending.   The  Bank  originates  limited  amounts  of
commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 2003, the Bank had approximately 170 of these loans totaling $9.3 million, with a median loan balance of approximately $54,000, none of which had a balance exceeding $900,000. One of these loans was classified as substandard, with an outstanding balance of $448,000 at December 31, 2003. For information about its asset classification policies and nonperforming assets, see "-- Asset Classification, Allowance for Losses and Nonperforming Assets."

The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 80%.

The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 2003. None of these loans was classified as substandard, doubtful or loss or designated as special mention at that date. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

          Commercial property in Newport, Tennessee. In January 2001, the Bank made a $600,000 construction loan for the purpose of construction/remodeling of a local church. The loan to value ratio on this project is 74% and the loan is being amortized over 25 years.

          Retail properties in Sevierville, Tennessee. In February 2002, the Bank made an $860,000 loan secured by an office building located in Sevierville, Tennessee. The appraisal indicated a loan-to-value ratio of approximately 67%. The loan is being amortized over 20 years.

          Commercial property in Newport, Tennessee. In June 2002, the Bank made a $580,000 loan secured by a mobile home park located in Newport, Tennessee. The loan to value ratio is 80% and the loan is being amortized over 20 years.

          Commercial property in Morristown, Tennessee. In September 2003, the Bank made a $909,000 loan secured by personal guaranty, assignment of life insurance, commercial real estate, equipment, inventory and accounts receivable in Morristown, Tennessee. The loan to value ratio is 45% and the loan is being amortized over 15 years.

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

The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at December 31, 2003, the Bank would be permitted to invest up to $67.6 million in loans secured by commercial real estate.

Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $5.6 million at December 31, 2003. At that date, the Bank had 580 consumer loans, with a median loan balance of approximately $10,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans were adversely classified or designated.

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

The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 2003, the Bank had no assets classified as loss or as doubtful, $1,103,000 of assets classified as substandard and no assets designated as special mention. The Bank's total adversely classified assets represented approximately 0.94% of its total assets and 8.4% of its tangible regulatory capital at December 31, 2003. At that date, $617,000 of its adversely classified or designated assets were one- to four-family residences in its primary market area, and only one of such assets was in excess of $100,000. At December 31, 2003 the Bank had one commercial real estate loan with a balance of approximately $448,000 that was adversely classified. At December 31, 2003, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

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

The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 2003, the Bank held two properties acquired in settlement in the amount of $48,000. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

The following table sets forth information about activity in the Bank's allowance for loan losses for the periods indicated.

                                                                        Year Ended December 31,
                                                              -------------------------------------------
                                                              2003               2002                2001
                                                              -----             ------              -----
                                                                              (Dollars in thousands)
Balance at beginning of period..............................  $     803         $    719         $     660
Charge-offs:
    Consumer................................................        (22)             (34)              (52)
    Mortgage................................................         (4)             (14)                0

Recoveries:
    Consumer................................................          1                3                 1
    Mortgage................................................          0                0                 0
                                                              ---------         --------         ---------
Net charge-offs.............................................        (25)             (45)              (51)
Provision for loan losses...................................        144              129               110
                                                              ---------         --------         ---------
Balance at end of period....................................  $     922         $    803         $     719
                                                              =========         ========         =========
Ratio of net charge-offs to average
  loans outstanding during the period.......................       0.03%            0.06%            0.07 %
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

                                                                           At December 31,
                                            ------------------------------------------------------------------------------
                                                     2003                      2002                         2001
                                            ----------------------   ---------------------------   -----------------------
                                                         Percent of                Percent of                  Percent of
                                                        Loans in Each             Loans in Each              Loans in Each
                                                         Category to               Category to                Category to
                                                Amount   Total Loans    Amount     Total Loans      Amount    Total Loans
                                                ------  -------------   ------    -------------     ------   -------------
                                                                         (Dollars in thousands)
Loans:
One- to four-family residential...........  $     162       17.6%      $     147      18.3%      $     362       50.3%
  Commercial..............................        647       70.2             486      60.5             185       25.7
  Construction............................         15        1.6              38       4.7              34        4.7
Consumer loans............................         98       10.6             132      16.5             138       19.3
                                            ---------       ----       ---------     ------      ---------      ------
    Total allowance for loan losses.......  $     922      100.0%      $     803     100.0%      $     719      100.0%
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


                                                                             At December 31,
                                                          -----------------------------------------------
                                                            2003               2002                2001
                                                          -------             ------              -------
                                                                        (Dollars in thousands)
Accruing loans which are contractually past due
 90 days or more:
 Real estate loans:
    One- to four-family residential.....................  $     606         $    292         $     411
    Commercial..........................................         11               30                --
    Construction........................................         --               --                --
  Consumer loans........................................         21               50                10
                                                          ---------         --------         ---------
    Total non performing loans..........................  $     638         $    372         $     421
                                                          =========         ========         =========
Percentage of total loans...............................       0.82%            0.43%             0.58%
                                                          =========         ========         =========
Other nonperforming assets(1)...........................  $      48         $    127         $      --
                                                          =========         ========         =========
Total nonperforming assets..............................  $     686         $    499         $     421
                                                          =========         ========         =========
Percentage of total assets..............................       0.55%            0.33%             0.42%
                                                          =========         ========         =========

--------------------------
1 Other nonperforming assets include property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.

At December 31, 2003, the Bank has no additional loans as to which known information about possible credit problems of borrowers caused the Bank to have doubts as to the ability of the borrowers to comply with present loan repayment terms. At that date, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its assets.

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

All  of  the  Company's   securities  issued  by  municipalities  or  comparable
governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Company regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 2003, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 2003, these securities had a weighted average coupon of 4.4% and a weighted average term to maturity of approximately 116 months. The carrying value of these securities was $2.1 million, or 7.2% of the investment securities of the Company at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

The following table sets forth information about carrying values of the Company's investment securities at the dates indicated.

                                                                             At December 31,
                                                              ----------------------------------------------
                                                                2003               2002                2001
                                                              -------             ------              ------
                                                                             (In thousands)
Securities available for sale:
   Mortgage-backed securities...............................  $   8,514         $  6,011         $  10,335
   U.S. government and agency securities....................     15,381           13,720             9,201
   Obligations of states and political
       subdivisions.........................................      2,147            2,119             1,351
   FHLMC stock..............................................      1,379            1,655             1,833
   FHLB stock...............................................        933              897               857
   Corporate debt securities................................      1,297              760               716
   Other....................................................        105              105               105
                                                              ---------         --------         ---------

      Total.................................................  $  29,756         $ 25,267         $  24,398
                                                              =========         ========         =========

The following schedule analyzes the Company's investment portfolio at December 31, 2003 by time remaining to maturity and presents the average yield for each range of maturities.

                                      Less than One Year    One to Five Years  Five to Ten Years  More than Ten Years   Total
                                      ------------------    -----------------  -----------------  -------------------   -----
   Investment Portfolio
   --------------------
                                     Carrying  Average    Carrying   Average   Carrying  Average  Carrying  Average Carrying Average
                                       Value     Yield      Value     Yield     Value      Yield   Value    Yield    Value    Yield
                                     --------  -------    --------  -------    --------  -------  --------  ------- -------- -------
                                                                                     (Dollars in thousands)

Securities available for sale:
   Mortgage-backed securities         $    --      --%    $ 2,287      4.6%    $  5,269     4.4%   $   958    5.7%  $  8,514   4.6%
   U.S. government and agency
      securities..........                512     3.9      10,373      5.1        4,496     4.5         --      --    15,381    4.9
   Obligations of states and
      political subdivisions               --      --         195      5.2        1,374     4.0        578    5.3      2,147    4.4
   FHLMC stock............                 --      --          --       --           --      --      1,379  113.1      1,379  113.1
   FHLB stock.............                 --      --          --       --           --      --        933    3.9        933    3.9
   Corporate Debt Securities               --      --       1,297      5.8           --      --         --     --      1,297    5.8
   Other..................                 --      --          --       --           --      --        105     --        105     --
                                      -------             -------              --------            -------          --------
     Total................            $   512             $14,152              $ 11,139            $ 3,953          $ 29,756
                                      =======             =======              ========            =======          ========

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

The Bank's savings deposits at December 31, 2003 were represented by the various types of savings programs listed below.

Weighted
Average
Interest       Minimum                                                      Minimum                  Percentage of
Rate             Term                 Category                             Balance      Balance      Total Savings
--------       -------                --------                             --------   ----------     ------------
0.74%          None                 NOW accounts                           $     --   $    9,791        10.0%
1.63           None                 Money market                              2,500       17,962        18.3
1.00           None                 Savings deposits-passbook                    --       13,159        13.4
                                                                                      ----------     -------
                                         Total transaction accounts                   $   40,912        41.7 %
                                                                                      ==========     ========


                                    Certificates of Deposit

1.30           91 days              Fixed-term, fixed-rate                    2,500      $  5,121        5.2%
1.38           6 months-Regular     Fixed-term, fixed-rate                    2,500         5,883        6.0
1.75           6 months-IRA         Fixed-term, fixed-rate                      100           647        0.7
1.57           12 months            Fixed-term, fixed-rate                    1,000         2,887        2.9
2.15           14 months            Fixed-term, fixed-rate                    1,000        12,833       13.1
1.99           18 months-Regular    Fixed-term, fixed-rate                    1,000         1,987        2.0
2.74           18 months-IRA        Fixed-term, fixed-rate                      100         6,809        6.9
1.83           24 months            Fixed-term, fixed-rate                    1,000           139        0.1
2.32           30 months            Fixed-term, fixed-rate                    1,000           404        0.4
4.29           48 months            Fixed-term, fixed-rate                    1,000           416        0.4
1.81           Jumbos               Fixed-term, fixed-rate                  100,000        20,069       20.6
                                                                                        ---------      -----
                                         Total certificates of deposit                     57,195       58.3
                                                                                        ---------      -----
                                            Total deposits                              $  98,107      100.0%
                                                                                        =========      =====


The following tables set forth information about the Bank's average deposit balances and rates during the periods presented.

                                                               Year Ended December 31,
                                      --------------------------------------------------------------------------
                                              2003                        2002                      2001
                                      --------------------     -----------------------     -------------------------

                                      Average      Average       Average      Average      Average      Average
                                      Balance       Rate         Balance       Rate        Balance        Rate
                                      -------      -------      --------      ------       -------     --------
                                                                  (Dollars in thousands)


NOW accounts.....................     $    9,722    0.8%       $     9,483       1.0%      $     9,051     1.0%
Money market deposits............         17,230    1.6             13,844       1.9             8,255     2.4
Savings deposits -- passbook.....         12,777    1.0             11,799       1.3            11,348     2.0
Certificates of deposit..........         56,180    1.9             55,718       2.3            56,676     3.5
                                    ------------               -----------                ------------
    Total........................   $     95,909               $    90,844                $     85,330
                                    ============               ===========                ============

The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.


                                                                                                                   Increase
                                                                                                                  (Decrease)
                                              Balance at                               Balance at                    from
                                             December 31,    % of       Increase      December 31,     % of      December
                                                 2003       Deposit    (Decrease)        2002         Deposits     31,2001
                                           --------------   --------   ----------     ------------    --------   ----------
                                                                           (Dollars in thousands)
NOW accounts.............................. $   9,791         9.98%      $      139      $   9,652       10.30%     $   728
Money market deposit......................    17,962        18.31            1,464         16,498       17.60        7,681
Savings deposits -- passbook..............    13,159        13.41              765         12,394       13.22          982
Certificates of deposit...................    37,126        37.84            1,029         36,097       38.51       (5,065)
Jumbo certificates........................    20,069        20.46              964         19,105       20.37        4,610
                                           ---------       ------       ----------      ---------      ------      -------
                                           $  98,107       100.00%      $    4,361      $  93,746      100.00%     $ 8,936
                                           =========       ======       ==========      =========      ======      =======

The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.

                                                                             At December 31,
                                                              -------------------------------------------
                                                              2003               2002                2001
                                                              -----             ------              -----
                                                                              (In thousands)

         1.00 -  1.99%..............................          $  33,048         $ 10,778         $      --
         2.00 -  3.99%..............................             24,026           43,935            37,772
         4.00 -  5.99%..............................                 --              489            11,511
         6.00 -  7.99%..............................                121               --             6,374
                                                              ---------         --------         ---------
         ...........................................          $  57,195         $ 55,202         $  55,657
                                                              =========         ========         =========


The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 2003.

                                                         Amount Due
                                 -----------------------------------------------------------------------
                                 Less Than                                          After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                                  (In thousands)
 1.00 -  1.99%..................   $52,352         $     --        $    --         $   --         $ 52,352
 2.00 -  3.99%..................       181            4,401            143            118            4,843
 4.00 -  5.99%..................        --               --             --             --               --
 6.00 -  7.99%..................        --               --             --             --               --
                                   -------         --------        -------         ------         --------
                                   $52,533         $  4,401        $   143         $  118         $ 57,195
                                   =======         ========        =======         ======         ========

The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2003.

                                                               Certificates
                  Maturity Period                                of Deposit
                  ----------------                             -------------
                                                               (In thousands)
                  Six months or less.........................   $  10,131
                  Over six through 12 months.................       8,362
                  Over 12 months ............................       1,576
                                                                -------------
                        Total................................   $  20,069
                                                                =============

The following table sets forth information about the Bank's savings activities for the periods indicated.

                                                                            At December 31,
                                                              -------------------------------------------
                                                              2003               2002                2001
                                                              -----             ------              -----
                                                                             (In thousands)

Net increase (decrease) before interest credited............  $   2,850         $  7,031         $    (512)
Interest credited...........................................      1,511            1,905             3,708
                                                              ---------         --------         ---------
    Net increase (decrease) in savings deposits.............  $   4,361         $  8,936         $   3,196
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


                                                                             At December 31,
                                                              -------------------------------------------
                                                              2003               2002                2001
                                                              -----             ------              -----
                                                                        (Dollars in thousands)
Amount outstanding at end of period:
   FHLB advances............................................ $   --                 --                 --
   Bank debt................................................     --                 --                 --

Weighted average rate paid:
  FHLB advances.............................................   1.45%              1.40%              5.80%
  Bank debt.................................................     --                 --                 --

Maximum amount outstanding at any month end:
  FHLB advances............................................. $1,250             $  500            $ 1,753
  Bank debt.................................................     --                 --                 --

Approximate average amount outstanding:
  FHLB advances............................................. $  134             $   88            $   658
  Bank debt.................................................     --                 --                 --

Approximate weighted average rate paid:
  FHLB advances.............................................   1.45%              1.40%              5.80%
  Bank debt.................................................     --                 --                 --

Subsidiary Activities

As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community inner city and community development purposes. Under such limitations, as of December 31, 2003 the Bank was authorized to invest up to approximately $3.5 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock.

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

At December 31, 2003, the Bank substantially exceeded all regulatory capital requirements.

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

A savings institution that does not meet the Qualified Thrift Lender Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings institution. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2003, the Bank was in compliance with its Qualified Thrift Lender requirement.

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

At December 31, 2003, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $2.2 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $1.1 million.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2003, the Bank had $933,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 2003, the Bank had no outstanding advances.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2003, the Bank's reserve met the minimum level required by the Federal Reserve System.

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

In August 1996, the Internal Revenue Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1997; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 2003, the Bank had recaptured all of its post-1987 bad debt reserves.

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

The Internal Revenue Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which its adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reductionfor net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including us, whether or not an AMT is paid.
                                       20

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

Executive Officers Who Are Not Directors

The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                           Age at
                      December 31,
  Name                      2003        Title
  ----                      ----        -----
  Lonnie R. Jones            60         Vice President of Operations
  Nancy L. Bryant            60         Vice President and Treasurer
  Peggy G. Holston           54         Branch Manager and Assistant Secretary
  Chris H. Triplett          38         Controller

Lonnie R. Jones joined the Bank as Vice President of Operations on June 30, 1999. Mr. Jones began his banking career with the Merchants and Planters Bank of Newport, Tennessee in 1961 working his way up to President and Chief Executive Officer in 1993. Mr. Jones continued to serve as President of Merchants and Planters Bank after its acquisition by Dominion Bank. When First Union Corporation acquired Dominion Bank in 1994, Mr. Jones became a Regional President and served in that capacity until his retirement in 1999.

Nancy L. Bryant serves as Vice President and Treasurer of the Bank and the Company. Ms. Bryant joined the Bank in 1966. She has served as a Director of the Douglas Cooperative, serves as the President of Habitat for Humanity and received the 1993 Citizen of the Year Award from the Newport Chamber of Commerce.

Peggy G. Holston has been employed with the Bank since 1971 and serves as its Assistant Secretary and Branch Manager. She has also served on the Board of Directors of the Newport/Cocke County Chamber of Commerce.

Chris H. Triplett joined the bank as Controller on January 1, 2001. Mr. Triplett began his career with Union Planters Bank of Morristown in 1991. Before leaving Union Planters, Mr. Triplett served as Vice President, Compliance Officer and Auditor. He is also a member of the Newport Kiwanis Club and serves on the Board of Directors of the Newport Kiwanis Club, Boys & Girls Club of Newport/Cocke County and Newport/Cocke County Chamber of Commerce.

Employees

As of December 31, 2003, the Bank had 28 full-time employees and 2 part-time employees, none of whom were represented by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

Item 2. Description of Property
-------------------------------

The following table sets forth information about the offices of the Bank at December 31, 2003.

                                 Year            Owned or                         Approximate
                                Opened            Leased          Book Value      Square Footage    Deposits
                                ------           --------         ----------      ---------------   ---------
                                                                                                 (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee              1973             Owned          $ 14,359           8,000          $ 61,726
Branch Offices:
  263 E. Broadway
  Newport, Tennessee              1960             Owned               100           5,400            20,575
  345 Cosby Highway
  Newport, Tennessee              1998             Owned           145,775           2,400            15,806

The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $996,000 at December 31, 2003. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Item 3. Legal Proceedings
-------------------------

From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2003, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.



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

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

Not applicable.
                                       22

Item 8A. Controls and Procedures
--------------------------------

An evaluation was conducted under the supervision and with the participation of our management, including the Company's Chief Executive Officer and its Controller, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Controller have concluded that our disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

Except as set forth below in this Item 9, information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections titled "Item 1. Business -- Executive Officers Who Are Not Directors" herein, "Proposal I -- Election of Directors", "Voting Securities and Beneficial Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Audit Committee Financial Expert

The Company does not currently have an "audit committee financial expert," as defined under the rules of the Securities and Exchange Commission, serving on its Audit Committee. The Company believes that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee. The Company believes that it has been, and may continue to be, impractical to recruit such a director unless and until the Company is significantly larger.

Code of Ethics

     The Company has not yet adopted a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer and other persons in similar positions but is actively considering and reviewing a proposed Code of Ethics. We anticipate adopting a Code of Ethics within the next year. Once adopted, we anticipate that the Code of Ethics will be administered by the Company's board of directors. Once adopted, shareholders may obtain a copy of the Code of Ethics free of charge by making a written request to: Nancy Bryant, 344 W. Broadway, Newport, Tennessee 37821-0249.

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

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

(a) Exhibits. The following exhibits either are filed or otherwise furnished as part of this report or are incorporated herein by reference:

      No.                    Description
      ----                   -----------
     3.1*       Charter of United Tennessee Bankshares, Inc.
     3.2*       Bylaws of United Tennessee Bankshares, Inc.
       4*       Form of Stock Certificate of United Tennessee Bankshares, Inc.
    10.1**      United Tennessee Bankshares, Inc. 1999 Stock Option Plan +
    10.2**      United Tennessee Bankshares, Inc.  Management  Recognition  Plan
                and Trust Agreement +
    10.3(a)*    Employment  Agreements  between  Newport  Federal   Savings  and
                Loan  Association  and  Richard  G. Harwood, Nancy L. Bryant and
                Peggy Holston +
    10.3(b)*    Guarantee   Agreements   between  United  Tennessee  Bankshares,
                Inc. and Richard G. Harwood, Nancy L. Bryant and Peggy Holston +
    10.4        Newport Federal Savings and Loan Association Long-Term Incentive
                Plan, as amended. +
    10.5*       Newport   Federal   Savings   and   Loan   Association  Deferred
                Compensation Plan +
    13          2003 Annual Report to Stockholders
    21          Subsidiaries of the Registrant
    23          Consent of Pugh & Company, P.C.
    31.1        Certification   of   Richard  G.  Harwood,  President  and Chief
                Executive   Officer   of  United   Tennessee  Bankshares,  Inc.,
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2        Certification  of  Chris  H. Triplett,  the Controller of United
                Tennessee   Bankshares,   Inc.,  Pursuant  to Section 302 of the
                Sarbanes-Oxley Act of 2002.
    32.1        Certification   of   Richard  G.  Harwood,  President  and Chief
                Executive   Officer   of  United   Tennessee  Bankshares,  Inc.,
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2        Certification  of  Chris  H. Triplett,  the Controller of United
                Tennessee   Bankshares,   Inc.,  Pursuant  to Section 906 of the
                Sarbanes-Oxley Act of 2002.
---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).
** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-82803).
+    Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. The Registrant did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2003.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Principal Accountant Fees and Services" in the Proxy Statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED TENNESSEE BANKSHARES, INC.



Date:  March 29, 2004                 By:  /s/ Richard G. Harwood
                                          --------------------------------------
                                          Richard G. Harwood
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Richard G. Harwood                           By:  /s/ J. William Myers
    ----------------------------------------              --------------------------------------
    Richard G. Harwood                                    J. William Myers
    President and Chief Executive Officer                 Chairman of the Board and Director
    (Director and Principal Executive, Financial
     and Accounting Officer)

Date:   March 29, 2004                                    Date:  March 29, 2004


By: /s/ Tommy C. Bible                               By:  /s/ Ben W. Hooper, III
    -----------------------------------------             ---------------------------------------
    Tommy C. Bible                                        Ben W. Hooper, III
    Director                                                       Director


Date:   March 29, 2004                               Date:  March 29, 2004



By: /s/ William B. Henry                             By:  /s/ Robert D. Self
    ----------------------------------------             ---------------------------------------
    William B. Henry                                     Robert D. Self
    Director                                             Director

Date:   March 29, 2004                                   Date:  March 29, 2004


By: /s/ Robert L. Overholt
    ----------------------------------------
       Robert L. Overholt
       Director

Date:   March 29, 2004