Form 10QSB
period 2004-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2004-05-10
CIK 1045689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.


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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,230,379
                                         ---------

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  March 31, 2004 (Unaudited) and December 31, 2003            3

                  Consolidated Statements of Income for the Three Month
                  Month Periods Ended March 31, 2004 and 2003 (Unaudited)     4

                  Consolidated Statements of Comprehensive Income
                  for the Three Month Periods Ended March 31, 2004
                  and 2003 (Unaudited)                                        5

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Three Month Periods Ended
                  March 31, 2004 (Unaudited)                                  6

                  Consolidated Statements of Cash Flows for the
                  Three Month Periods Ended March 31, 2004
                  and 2003 (Unaudited)                                      7-8

                  Notes to Consolidated Financial Statements for
                  the Three Month Periods Ended March 31, 2004
                  and 2003 (Unaudited)                                     9-11

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                       12-17

         Item 3.  Controls and Procedures                                    17

PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                          18

         Item 2.  Changes in Securities and Use of Proceeds                  18

         Item 3.  Defaults upon Senior Securities                            18

         Item 4.  Submission of Matters to a Vote of Security Holders        18

         Item 5.  Other Information                                          18

         Item 6.  Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                                   19

CERTIFICATIONS                                                            20-21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                                  UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                                  March 31,
                                                                                    2004               December 31,
                                                                                 (Unaudited)               2003
                                                                                --------------        ----------------
                                                                                           (In Thousands)
                                  Assets
Cash and amounts due from depository institutions                               $       3,562         $         5,196
Investment securities available for sale, at fair value                                32,486                  29,756
Loans receivable, net                                                                  77,366                  77,953
Premises and equipment, net                                                             1,029                     996
Foreclosed real estate - held for sale                                                    261                      49
Accrued interest receivable                                                               651                     559
Goodwill, net of amortization                                                             773                     793
Cash surrender value of life insurance                                                  1,547                   1,529
Prepaid expenses and other assets                                                          65                     151
                                                                                --------------        ----------------
  Total assets                                                                  $     117,740         $       116,982
                                                                                ==============        ================

                          Liabilities and Equity
Liabilities:
 Deposits                                                                       $      97,815         $        98,107
 Accrued interest payable                                                                  80                      79
 Accrued income taxes                                                                      89                       0
 Deferred income taxes                                                                    790                     653
 Accrued benefit plan liabilities                                                       1,099                   1,183
 Other liabilities                                                                        117                      67
                                                                                --------------        ----------------

  Total liabilities                                                                    99,990                 100,089
                                                                                --------------        ----------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,230,379 shares (1,230,379 in 2003)                         11,665                  11,665
 Unearned compensation - ESOP                                                            (235)                   (351)
 Shares in grantor trust - contra account                                                (216)                   (216)
 Shares in stock option plan trusts - contra account                                     (997)                 (1,122)
 Retained earnings                                                                      6,177                   5,785

 Accumulated other comprehensive income                                                 1,356                   1,132
                                                                                --------------        ----------------

  Total shareholders' equity                                                           17,750                  16,893
                                                                                --------------        ----------------
Total liabilities and equity                                                    $     117,740         $       116,982
                                                                                ==============        ================


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

                                                                             (In Thousands Except
                                                                            per Share Information)
                                                                     -------------------------------------
                                                                              Three Months Ended
                                                                     -------------------------------------
                                                                                  March 31,
                                                                     -------------------------------------
                                                                          2004                  2003
                                                                      (Unaudited)           (Unaudited)
                                                                     ---------------       ---------------
Interest income:

 Loans                                                               $        1,356        $        1,468
 Investment securities                                                          323                   279
 Other interest-earning assets                                                    3                     6
                                                                     ---------------       ---------------
  Total interest income                                                       1,682                 1,753
                                                                     ---------------       ---------------

Interest expense:
 Deposits                                                                       376                   437
                                                                     ---------------       ---------------
  Total interest expense                                                        376                   437
                                                                     ---------------       ---------------

Net interest income                                                           1,306                 1,316

Provision for loan losses                                                        28                    36
                                                                     ---------------       ---------------

Net interest income after provision for loan losses                           1,278                 1,280
                                                                     ---------------       ---------------

Noninterest income:
 Deposit account service charges                                                 72                    62
 Loan service charges and fees                                                   29                    25
 Net gain (loss) on sales of investment
  securities available for sale                                                   0                    13
 Other                                                                           29                    20
                                                                     ---------------       ---------------
  Total noninterest income                                                      130                   120
                                                                     ---------------       ---------------

Noninterest expense:
 Compensation and benefits                                                      510                   360
 Occupancy and equipment                                                         60                    63
 Federal deposit insurance premiums                                               4                    15
 Data processing fees                                                            78                    67
 Advertising and promotion                                                       14                    18
 Net (gain) loss on foreclosed real estate                                        0                     8
 Amortization                                                                    20                    20
 Other                                                                          133                   116
                                                                     ---------------       ---------------
  Total noninterest expense                                                     819                   667
                                                                     ---------------       ---------------

Income before income taxes                                                      589                   733

Income taxes                                                                    197                   283
                                                                     ---------------       ---------------


Net income                                                           $          392        $          450
                                                                     ===============       ===============
Earnings per share

 Basic                                                               $         0.32        $         0.34
                                                                     ===============       ===============

Diluted                                                              $         0.32        $         0.34
                                                                     ===============       ===============

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


                                                                                       Three Months Ended March 31,
                                                                                    -----------------------------------
                                                                                        2004                  2003
                                                                                    -------------         -------------
                                                                                        (Unaudited - in thousands)

Net income                                                                          $        392          $       450
                                                                                    -------------         -------------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities                                          362                 (207)
 Less reclassification adjustment for gains\losses
  included in net income                                                                       0                  (13)
 Less income taxes related to unrealized
  gains\losses on investment securities                                                    (138)                   84
                                                                                    -------------         -------------
   Other comprehensive income (loss), net of tax                                             224                 (136)
                                                                                    -------------         -------------


Comprehensive income(loss)                                                          $        616          $       314
                                                                                    =============         =============

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004


                                                             Shares in      Shares in                 Accumulated
                                               Unearned       Grantor      Stock Option                  Other           Total
                                   Common    Compensation   Trust-Contra    Plan-Contra    Retained   Comprehensive   Shareholders'
                                    Stock       ESOP           Account        Account      Earnings      Income          Equity
                                 ---------   ------------   ------------   ------------    --------   -------------   -------------
Balances, beginning of perod     $  11,665   $      (351)   $      (216)   $    (1,122)    $  5,785   $       1,132   $      16,893

Net income                               0             0              0              0          392               0             392

Other comprehensive income (loss)        0             0              0              0            0             224             224

Payment on ESOP loan principal           0           116              0              0            0               0             116

Dividents paid                           0             0              0              0            0               0               0

Adjustment of cost on directors
  long-term incentive plan               0             0              0              0            0               0               0

Proceeds form exercise of
  stock options                          0             0              0            206            0               0             206

Costs associated with stock options
 surrendered                             0             0              0            (81)           0               0             (81)
                                 ---------   ------------   ------------   -----------     --------     -----------   -------------
Balances, end of period          $  11,665   $      (235)   $      (216)   $      (997)    $  6,177     $     1,356   $      17,750


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

                                                                             Three Months Ended
                                                                                 March 31,
                                                                       -------------------------------
                                                                            2004            2003
                                                                         (Unaudited - in thousands)
                                                                       -------------------------------

Operating Activities:
 Net income                                                                $    392          $    450
                                                                       -------------    --------------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                     28                36
   Depreciation                                                                  24                23
   Amortization of goodwill                                                      20                20
   Increase in cash surrender value of life insurance                           (18)                0
   Net (gain) loss on sales of foreclosed real estate                             0                 8
   Federal home loan bank stock dividends                                        (9)               (9)
   Net (gain) loss on sales of investment securities available for
sale                                                                              0               (13)
   (Increase) Decrease in:
    Accrued interest receivable                                                 (92)              (17)
    Other assets                                                                 86                44
   Increase (Decrease) in:
    Accrued interest payable                                                      1                (3)
    Accrued income taxes                                                         89               272
    Accrued benefit plan liabilities                                            (84)             (154)
    Other liabilities                                                            50               (24)
                                                                       -------------    --------------
     Total adjustments                                                           95               183
                                                                       -------------    --------------
Net cash provided by operating activities                                       487               633
                                                                       -------------    --------------

Investing Activities:
 Purchases of investment securities available for sale                       (4,339)           (4,078)
 Proceeds from maturities of investment securities available for sale             0               517
 Payments received on investment securities available for sale                1,980             1,008
 Proceeds from sales of investment securities available for sale                  0             1,107
 Net (increase) decrease in loans                                               331               553
 Purchases of premises and equipment, net                                       (57)               (4)
 Proceeds from sales of foreclosed real estate                                   15               119
                                                                       -------------    --------------
Net cash provided by (used in) investing activities                          (2,070)             (778)
                                                                       -------------    --------------

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

                                                                            Three Months Ended
                                                                          2004              2003
                                                                      --------------    --------------
                                                                          (Unaudited - in thousands)
Financing Activities:
 Costs associated with stock options surrendered                               (81)              (195)
 Net increase (decrease) in deposits                                           (292)              100
 Purchase of common stock                                                         0               (35)
 Proceeds from exercise of stock options                                        206                 9
 Payment on ESOP loan and release of shares                                     116               116
                                                                      --------------    --------------
Net cash provided by (used in) financing activities                            (51)               (5)
                                                                      --------------    --------------
Net increase (decrease) in cash and cash equivalents                        (1,634)             (150)

Cash and cash equivalents, beginning of period                                5,196             5,350
                                                                      --------------    --------------

Cash and cash equivalents, end of period                                  $   3,562         $   5,200
                                                                      ==============    ==============

Supplementary disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                                      $375             $434
 Income taxes                                                                  $ 40             $250

Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                        $227              $21
  Change in unrealized gain\loss on investment securities
   available for sale                                                          $362            ($220)
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale                       $138             ($84)
  Change in net unrealized gain\loss on investment
   securities available for sale                                               $224            ($136)


    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

                                                                      Three Months Ended
                                                                   --------------------------
                                                                           March 31,
                                                                   --------------------------
(In thousands, except per share data)                                 2004           2003
                                                                   -----------    -----------
Net Income, as reported                                            $      392     $      450

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects
  to calculate earnings per share                                           0             (4)
                                                                   -----------    -----------
Pro forma net income                                               $      392     $      446
                                                                   ===========    ===========

Earnings per share:
  Basic - as reported                                              $     0.32     $     0.34
                                                                   ===========    ===========
  Basic - pro forma                                                $     0.32     $     0.34
                                                                   ===========    ===========
  Diluted - as reported                                            $     0.32     $     0.34
                                                                   ===========    ===========
  Diluted - pro forma                                              $     0.32     $     0.34
                                                                   ===========    ===========

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

Earnings per share have been computed based on the following:

                                                        Three Months Ended
                                                 -------------------------------
                                                               March 31,
                                                 -------------------------------
                                                        2004             2003
                                                 --------------   --------------
Average number of shares outstand                    1,230,379        1,304,580
Effect of dilutive options                               9,638            2,433
                                                 --------------   --------------
Average number of shares outstanding used
  to calculate earnings per share                    1,240,017        1,307,013
                                                 ==============   ==============


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

The Company's board of directors has awarded 54,517 shares as of March 31, 2004 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the Plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:
                                                     Period Ended March 31,
                                                 -------------------------------
                                                      2004              2003
                                                 ------------     --------------
Accrued Liability Balance at Beginning of Period $         0      $       5,538
Amount Charged to Expense                                  0              2,809
Less Cost of Shares Issued                                 0                  0
                                                 ------------     --------------
Accrued Liability at End of Period               $         0      $       8,347
                                                 ============     ==============


The Company paid out the remaining distribution of the MRP in the third quarter of 2003 and cancelled the remaining 3,673 shares of its common stock in trust and closed out the contra-equity account.

Note 5 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the three month period ended March 31, 2004, 7,656 options were surrendered at a total cost of $80,638 (36,394 shares for $195,664 in 2003). Stock options awarded and outstanding totaled 70,401 and 138,927 as of March 31, 2004 and 2003, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                          Period Ended March 31,
                                     ---------------------------------
                                          2004              2003
                                     ---------------    --------------
Dividend Yield                            3.5%              3.5%
Expected Life                          8.5 years          8.5 years
Expected Volatility                      52.0%              52.0%
Risk-Free Interest Rate                   4.8%              4.8%

A summary of the status of the Company's stock option plan is presented below:

                                                            Three Months Ended March 31,
                                              ------------------------------------------------------------
                                                         2004                            2003
                                              ----------------------------    ----------------------------
                                                               Weighted                          Weighted
                                                                Average                          Average
                                                               Exercise                          Exercise
                                                 Shares          Price           Shares           Price
                                              -----------     ------------    -----------     ------------

Outstanding at Beginning of Period               102,057      $      8.59        175,321      $      8.59
Granted                                                0                               0
Exercised                                        (24,000)                              0
Surrendered                                       (7,656)             8.60       (36,394)            8.60
Forfeited                                              0                               0
                                              -----------                     -----------
Outstanding at End of Year                        70,401      $      8.59        138,927      $      8.59
                                              ===========                     ===========


Options Exercisable at Period-End                 68,745      $      8.59        135,616      $      8.59
Weighted-Average Fair Value of
  Options Granted during the year                    n/a                             n/a


Information pertaining to options outstanding at March 31, 2004 is as follows:

                                        Options Outstanding                      Options Exercisable
                        -----------------------------------------------    -----------------------------
                                            Weighted
                                            Average          Weighted                         Weighted
                                           Remaining         Average                          Average
     Range of              Number         Contractual        Exercise         Number          Exercise
  Exercise Prices        Outstanding          Life            Price        Exercisable         Price
--------------------    --------------    -------------     -----------    -------------     -----------
   $8.00 - $9.00               70,401      4.8 years        $     8.59           68,745      $      8.59



The Company has purchased 76,249 and 100,249 shares as of March 31, 2004 and December 31, 2003, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

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


Note 7 - Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Since the Company does not invest in derivatives or engage in hedging activities, management does not expect this statement to have any impact on the Company's consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Since the Company has not yet issued any instruments of the type discussed in the statement, management does not expect this statement to have a significant
impact  on  the  Company's   consolidated   financial  position  or  results  of
operations.

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

The following is a discussion of our financial condition as of March 31, 2004 and for the three-month period ended March 31, 2004 These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets increased from December 31, 2003 to March 31, 2004 by $758,000, or 0.6%, from $117.0 million at December 31, 2003 to $117.7 million at March 31, 2004. The increase in assets was principally the result of an increase in investment securities. Investment securities increased by $2.7 million offset by a decrease in cash and amounts due from depository institutions of $1.6 million.

Loans receivable decreased slightly from December 31, 2003 to March 31, 2004 as repayments exceeded originations for the period. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 2004 and December 31, 2003, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                 March 31, 2004           December 31, 2003
                                            -----------------------    -----------------------


                                                   Amount   Percent           Amount   Percent
Type of Loan:
Real estate loans:
  One- to four-family residential               $  62,977    78.3%         $  63,335    79.2%

  Commercial                                        9,139    11.4%             9,261    11.5%

  Construction                                      2,985     3.7%             1,769     2.2%

Consumer loans:

  Automobile                                        1,490     1.8%             1,488     1.9%

  Loans to depositors, secured by deposits          1,327     1.7%             1,293     1.6%

  Home equity and second mortgage                   1,135     1.4%             1,341     1.7%

  Other                                             1,362     1.7%             1,504     1.9%
                                            -------------  --------    -------------- --------

                                                   80,415   100.0%            79,991   100.0%
                                            -------------- ========    -------------- ========

Less:

  Loans in process                                  1,765                        764

  Deferred fees and discounts                         350                        352

  Allowance for loan losses                           934                        922
                                            --------------             --------------
    Total                                       $  77,366                  $  77,953
                                            ==============             ==============


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


                                                                    Three                    Three
                                                                Months Ended              Months Ended
                                                                  March 31,                March 31,
                                                                    2004                      2003
                                                              ------------------        -----------------
                                                                            (In Thousands)
Balance at beginning of period                                $            921          $           803
                                                              ------------------        -----------------
Charge-offs:
  Consumer                                                                  (4)                      (3)
  Mortgage                                                                 (12)                        0
Recoveries:
  Consumer                                                                    1                        1
  Mortgage                                                                    0                        0
                                                              ------------------        -----------------
Net Charge-offs                                                            (15)                      (2)
Provision for loan losses                                                    28                       36
                                                              ------------------        -----------------
Balance at end of period                                      $             934         $            837
                                                              ==================        =================



The following table sets forth information about our nonperforming assets at the dates indicated.

                                                                 March 31,                March 31,
                                                                    2004                      2003
                                                              ------------------        -----------------

                                                                            (In Thousands)
Nonaccrual Loans                                              $               0         $              0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
  Residential                                                               378                      394
  Non-Residential                                                             9                       14
Consumer                                                                      9                       21
                                                              ------------------        -----------------
Total                                                         $             396         $            429
                                                              ==================        =================

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

During the three months ended March 31, 2004, the Company decreased its liabilities by $99,000, or 0.1%. Total deposits decreased $292,000 or 0.3% from $98.1 million at December 31, 2003 to $97.8 million at March 31, 2004.

During 2004, the Bank has accepted deposits totaling approximately $5.9 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $857,000 from $16.9 million at December 31, 2003 to $17.8 million at March 31, 2004. The Company's equity increased primarily due to net income of $392,000, a decrease in unearned compensation related to the Company's ESOP of $116,000, the exercise of 24,000 stock options for $206,000, an increase in other accumulated comprehensive income of $224,000, offset by the cost of 7,656 stock options surrendered for $81,000. The Company's board of directors approved a plan in July 2002 to purchase and retire up to $500,000 of the Company's common stock over the next two years, depending upon the stock price.

Discussion of Results of Operations for the Three Months Ended March 31, 2004 and 2003

Our net income for the three months ended March 31, 2004 was $392,000, which was a decrease of $58,000 from the amount we earned during the three months ended March 31, 2003. Basic and diluted earnings per share for the three months ended March 31, 2004 were each $0.32 compared to $0.34 for the same period in 2003. Basic average shares outstanding for three months ended March 31, 2004 was 1,230,379 shares and 1,304,580 shares for the three months ended March 31, 2003. Average dilutive potential shares outstanding were 9,638 and 2,433, respectively.

Interest income decreased $71,000, or 4.1%, from $1.75 million for the three months ended March 31, 2003 to $1.68 million for the three months ended March 31, 2004. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $61,000 from $437,000 for the three months ended March 31, 2003 to $376,000 for the three months ended March 31, 2004, primarily due to the decrease in deposit account interest rates.

Net interest income decreased $10,000, or 0.8%, between the periods as a result of the larger decrease in interest income than the decrease in interest expense. The Company's net interest margin narrowed to 4.77% for the three months ended March 31, 2004 compared to 5.00% for the comparable period of 2003. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income increased $10,000 from $120,000 for the three months ended March 31, 2003 to $130,000 for the three months ended March 31, 2004. The increase in noninterest income was due to a $10,000 increase in deposit account service fees. The Bank put in place a new deposit account fee structure effective August 2003.

Noninterest expenses increased $152,000 from $667,000 for the three months ended March 31, 2003 to $819,000 for the three months ended March 31, 2004. The increase in noninterest expense was primarily from an increase in compensation and benefits resulting from the mark to market adjustment on the Directors Incentive Plan of $57,000 and a $95,000 increase to the directors deferred compensation liability. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the quarter. The return for the first quarter was 17.43%.

Our effective tax rates for the three months ended March 31, 2004 and 2003 were 33.4% and 38.6%, respectively.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 2004 and December 31, 2003, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller.
---------------
(1) Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

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

                                     UNITED TENNESSEE BANKSHARES, INC.
                                     Registrant



Date: May 10, 2004                   /s/Richard G. Harwood
                                     -------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)