Form 10QSB
period 2004-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2004-08-16
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,202,379
                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1. Financial Statements

          Consolidated  Statements  of  Financial  Condition
          as of June 30, 2004 (Unaudited) and December 31, 2003 .............. 3

          Consolidated  Statements of Income for the  Three-Month
          and Six-Month Periods Ended June 30, 2004 and 2003 (Unaudited)...... 4

          Consolidated   Statements  of  Comprehensive  Income
          (Loss)  for  the Three-Month  and  Six-Month  Periods
          Ended  June  30,  2004  and 2003 (Unaudited)........................ 5

          Consolidated  Statement of Changes in Shareholders' Equity
          for the Six Month Period Ended June 30, 2004 (Unaudited)............ 6

          Consolidated  Statements of Cash Flows for the Six-Month
          Periods Ended June 30, 2004 and 2003 (Unaudited).................. 7-8

          Notes to  Consolidated  Financial  Statements for the
          Three-Month and Six-Month Periods Ended June 30, 2004
          and 2003 (Unaudited)............................................. 9-12

     Item 2. Management's Discussion and Analysis or Plan of Operation.... 12-18

     Item 3. Controls and Procedures..........................................18


PART II.  OTHER INFORMATION
          -----------------

     Item 4. Submission of Matters to a Vote of Security Holders............. 19

     Item 6. Exhibits and Reports on Form 8-K................................ 19

SIGNATURES....................................................................20

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003



                                                                                   June 30,
                                                                                     2004              December 31,
                                                                                  (Unaudited)              2003
                                                                                ----------------     ------------------

                                                                                            (In Thousands)
                                  Assets
Cash and amounts due from depository institutions                               $         2,957      $           5,196
Investment securities available for sale, at fair value                                  39,015                 29,756
Loans receivable, net                                                                    76,903                 77,953
Premises and equipment, net                                                               1,090                    996
Foreclosed real estate - held for sale                                                      335                     49
Accrued interest receivable                                                                 643                    559
Goodwill, net of amortization                                                               753                    793
Cash surrender value of life insurance                                                    1,564                  1,529
Prepaid expenses and other assets                                                           170                    151
                                                                                ----------------     ------------------
  Total assets                                                                  $       123,430      $         116,982
                                                                                ================     ==================

                          Liabilities and Equity
Liabilities:
 Deposits                                                                       $       104,498      $          98,107
 Accrued interest payable                                                                   101                     79
 Deferred income taxes                                                                      462                    653
 Accrued benefit plan liabilities                                                         1,154                  1,183
 Other liabilities                                                                          137                     67
                                                                                ----------------     ------------------
  Total liabilities                                                                     106,352                100,089
                                                                                ----------------     ------------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,202,379 shares (1,230,379 in 2003)                           11,219                 11,665
 Unearned compensation - ESOP                                                              (180)                  (351)
 Shares in grantor trust - contra account                                                  (216)                  (216)
 Shares in stock option plan trusts - contra account                                       (800)                (1,122)
 Retained earnings                                                                        6,234                  5,785
 Accumulated other comprehensive income                                                     821                  1,132
                                                                                ----------------     ------------------
  Total shareholders' equity                                                             17,078                 16,893
                                                                                ----------------     ------------------

Total liabilities and equity                                                    $       123,430      $         116,982
                                                                                ================     ==================

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                   (In Thousands Except per Share Information

                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                           ----------------------------------     ----------------------------------

                                                               2004                2003                2004               2003
                                                             (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
                                                           --------------      --------------     ---------------     --------------
Interest income:
 Loans                                                     $       1,353       $       1,433      $         2,709     $        2,901
 Investment securities                                               339                 276                  662                555
 Other interest-earning assets                                         2                  10                    5                 16
                                                           --------------      --------------     ---------------     --------------
  Total interest income                                            1,694               1,719                3,376              3,472
                                                           --------------      --------------     ---------------     --------------

Interest expense:
 Deposits                                                            391                 459                 767                912
                                                           --------------      --------------     ---------------     --------------

Net interest income                                                1,303               1,260               2,609              2,560

Provision for loan losses                                             24                  36                  52                 72
                                                           --------------      --------------     ---------------     --------------

Net interest income after provision for loan
 losses                                                            1,279               1,224               2,557              2,488
                                                           --------------      --------------     ---------------     --------------

Noninterest income:
 Deposit account service charges                                      75                  75                 147                137
 Loan service charges and fees                                        26                  29                  55                 54
 Net gain (loss) on sales of investment
 securities available for sale                                         0                   0                   0                 13
 Other                                                                32                  13                  61                 33
                                                           --------------      --------------     ---------------     --------------

  Total noninterest income                                           133                 117                 263                237
                                                           --------------      --------------     ---------------     --------------

Noninterest expense:
 Compensation and benefits                                           339                 339                 849                662
 Occupancy and equipment                                              90                  65                 150                128
 Federal deposit insurance premium                                     4                  15                   8                 30
 Data processing fees                                                 87                  65                 165                132
 Advertising and promotion                                            21                  19                  35                 37
 Net (gain) loss on foreclosed real estate                            (8)                  2                  (8)                10
 Amortization                                                         20                  20                  40                 40
 Other                                                               165                 162                 298                299
                                                           --------------      --------------     ---------------     --------------
  Total noninterest expense                                          718                 687               1,537              1,338
                                                           --------------      --------------     ---------------     --------------

Income before income taxes                                           694                 654               1,283              1,387

Income taxes                                                         195                 256                 392                539
                                                           --------------      --------------     ---------------     --------------


Net income                                                 $         499       $         398      $          891      $         848
                                                           ==============      ==============     ===============     ==============
Earnings per share:
 Basic                                                     $        0.41       $        0.31      $         0.73      $        0.66
                                                           ==============      ==============     ===============     ==============
 Diluted                                                   $        0.41       $        0.31      $         0.72      $        0.66
                                                           ==============      ==============     ===============     ==============


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003


                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                        -------------------------------     -------------------------------
                                                            2004              2003              2004              2003
                                                        -------------     -------------     -------------     -------------
                                                          (Unaudited - in thousands)          (Unaudited - in thousands)
Net income                                              $       499       $       398       $       891       $       848
                                                        -------------     -------------     -------------     -------------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment
securities                                                     (863)              (23)             (501)             (231)
 Less reclassification adjustment for gains/losses
  included in net income                                          0                 0                 0               (13)
 Less income taxes related to unrealized
  gains/losses on investment securities                         328                 8               190                93
                                                        -------------     -------------     -------------     -------------
   Other comprehensive income (loss), net of tax               (535)              (15)             (311)             (151)
                                                        -------------     -------------     -------------     -------------

Comprehensive income (loss)                             $       (36)      $       383       $       580       $       697
                                                        =============     =============     =============     =============



















The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
                           (Unaudited in Thousands)

                                                       Shares in       Shares in                     Accumulated
                                       Unearned         Grantor       Stock Option                      Other             Total
                          Common      Compensation    Trust-Contra    Plan Trusts-     Retained      Comprehensive     Shareholders'
                          Stock          ESOP           Account      Contra-Account    Earnings         Income            Equity
                         ---------    ------------     -----------    ------------    ----------     -------------     -------------

Balances, beginning of
period                   $  11,665    $       (351)    $      (216)   $     (1,122)   $    5,785     $       1,132     $     16,893

Net income                       0               0               0               0           891                 0              891

Other comprehensive
income (loss)                    0               0               0               0             0              (311)            (311)

Retirement of Stock held
in the Stock Option
Plan Trust                    (446)              0               0             446             0                 0                0

Purchase of Stock to be
held in the Stock Option
Plan Trust                       0               0               0             (54)            0                 0              (54)

Payment on ESOP loan
principal                        0             171               0               0             0                 0              171

Dividends paid                   0               0               0               0          (442)                0             (442)

Proceeds from exercise of
stock options                    0               0               0             206             0                 0              206

Costs associated with
stock options surrendered        0               0               0            (276)            0                 0             (276)
                         ---------    ------------     -----------    ------------    ----------     -------------     -------------

Balances, end of period  $  11,219    $       (180)    $      (216)   $       (800)   $    6,234     $         821    $      17,078
                         =========    ============     ===========    ============    ==========     =============     =============









The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003



                                                                                Six Months Ended
                                                                                    June 30,
                                                                         ------------------------------
                                                                             2004              2003
                                                                           (Unaudited - in thousands)
                                                                         ------------------------------
Operating Activities:
 Net income                                                              $        891      $        848
                                                                         ------------      ------------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                       52                72
   Depreciation                                                                    46                47
   Amortization of goodwill                                                        40                40
   Net (gain) loss on sales of foreclosed real estate                              (8)               10
   Federal home loan bank stock dividends                                         (19)              (18)
   Net (gain) loss on sales of investment securities available for
sale                                                                                0               (13)
   Increase in cash surrender value of life insurance                             (35)                0
   (Increase) Decrease in:
    Accrued interest receivable                                                   (84)               93
    Prepaid expenses and other assets                                             (19)              (28)
   Increase (Decrease) in:
    Accrued interest payable                                                       22               (12)
    Accrued benefit plan liabilities                                              (29)              (40)
    Other liabilities                                                              70                 5
                                                                         ------------      ------------
     Total adjustments                                                             36               156
                                                                         ------------      ------------
Net cash provided by operating activities                                         927             1,004
                                                                         ------------      ------------
Investing Activities:
 Purchases of investment securities available for sale                        (14,799)           (7,134)
 Proceeds from maturities of investment securities available for sale               0               518
 Payments received on investment securities available for sale                  5,057             2,225
 Proceeds from sales of investment securities available for sale                    0             1,107
 Net decrease in loans                                                            571               109
 Purchases of premises and equipment, net                                        (140)              (51)
 Proceeds from sales of foreclosed real estate                                    149               117
                                                                         ------------      ------------
Net cash used in investing activities                                          (9,162)           (3,109)
                                                                         ------------      ------------






The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         -----------------------------
                                                                             2004              2003
                                                                           (Unaudited - in thousands)
                                                                         -----------------------------
      Financing Activities:
       Dividends paid                                                          (442)              (420)
       Costs associated with stock options surrendered                         (276)              (256)
       Net increase in deposits                                               6,391              3,145
       Purchase of common stock                                                 (54)               (35)
       Proceeds from exercise of stock options                                  206                  9
       Payment on ESOP loan and release of shares                               171                116
                                                                         ----------        -----------
      Net cash provided by (used in) financing activities                     5,996              2,559
                                                                         ----------        -----------
      Net increase (decrease) in cash and cash equivalents                   (2,239)               454
       and cash equivalents, beginning of period                              5,196              5,350
                                                                         ----------        -----------
      Cash and cash equivalents, end of period                           $    2,957        $     5,804
                                                                         ==========        ===========

      Supplementary disclosures of cash flow information:
       period for:
       Interest                                                          $      745        $       924
       Income taxes                                                      $      449        $       581

      Supplementary disclosures of noncash investing activities:
        Acquisition of foreclosed real estate                            $      427        $        48
        Change in unrealized gain\loss on investment securities
         available for sale                                              $     (501)       $      (244)
        Change in deferred income taxes associated with unrealized
         gain\loss on investment securities available for sale           $     (190)       $       (93)
        Change in net unrealized gain\loss on investment
         securities available for sale                                   $     (311)       $      (151)







The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE-MONTH AND SIX-MONTH PERIODS
                    ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

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

                                     Three Months Ended       Six Months Ended
                                  ----------------------   ---------------------
                                         June 30,               June 30,
                                  ----------------------   ---------------------
(In thousands, except per           2004           2003      2004         2003
 share data)                      --------       -------   --------     --------
Net Income, as reported           $    499       $   398   $    891     $   848

Deduct:  Total stock-based
 employee expense determined
 under fair value based method
 for all awards, net of related
 tax effects to calculate
 earnings per share                      0           (2)          0          (6)
                                  --------       ------    --------     -------
Pro forma net                     $    499       $  396    $    891     $   842
                                  ========       ======    ========     =======

Earnings per share:
 Basic - as reported              $   0.41       $ 0.31    $   0.73     $  0.66
 Basic - pro forma                $   0.41       $ 0.31    $   0.73     $  0.65
 Diluted - as reported            $   0.41       $ 0.31    $   0.72     $  0.66
 Diluted - pro forma              $   0.41       $ 0.31    $   0.72     $  0.65
                                  ========       ======    ========     =======

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

Earnings per share have been computed based on the following:

                                       Three Months Ended       Six Months Ended
                                  ----------------------   ---------------------
                                         June 30,               June 30,
                                  ----------------------   ---------------------
                                    2004           2003      2004         2003
                                  ---------    ---------   ---------   ---------
Average number of shares
outstanding                       1,225,764    1,273,124   1,228,071   1,288,765
Effect of dilutive options              963            0      11,931           0
                                  ---------    ---------   ---------   ---------
Average number of shares
 outstanding used to
 calculate earnings per share     1,226,727    1,273,124   1,240,002   1,288,765
                                  =========    =========   =========   =========

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

The Company's board of directors has awarded 54,517 shares as of June 30, 2004 of restricted common stock to certain members of the board of directors and senior management. The shares are awarded 25% per year. The Company and its subsidiary will share the cost of the plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:
                                                      Period Ended June 30,
                                              ----------------------------------
                                                   2004               2003
                                              -------------    -----------------
Accrued Liability Balance at Beginning
of Period                                        $   0             $  5,538
Amount Charged to Expense                            0                5,698
Less Cost of Shares Issued                           0                    0
                                              -------------    -----------------
Accrued Liability at End of Period               $   0             $ 11,236
                                              =============    =================

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

The Company's board of directors has approved the issuance of stock options under the plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the six month period ended June 30, 2004, 27,408 options were surrendered at a total cost of $276,292 (47,512 shares for $256,258 in 2003). Stock options awarded and outstanding totaled 50,649 and 126,809 as of June 30, 2004 and 2003, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                          Period Ended June 30,
                                     ---------------------------------
                                          2004              2003
                                     ---------------    --------------
Dividend Yield                            3.5%              3.5%
Expected Life                          8.5 years          8.5 years
Expected Volatility                      52.0%              52.0%
Risk-Free Interest Rate                   4.8%              4.8%


A summary of the status of the Company's stock option plan is presented below:

                                                               Six Months Ended June 30,
                                              -------------------------------------------------------------
                                                          2004                            2003
                                              -----------------------------    ----------------------------
                                                               Weighted                         Weighted
                                                                Average                         Average
                                                               Exercise                         Exercise
                                                  Shares         Price            Shares          Price
                                              ------------   --------------    -----------    -------------
Outstanding at Beginning of Period                102,057           $ 8.59        175,321           $ 8.59
Granted                                                 0                               0
Exercised                                        (24,000)                         (1,000)
Surrendered                                      (27,408)             8.60       (47,512)             8.60
Forfeited                                               0                               0
                                              ------------                     -----------
Outstanding at End of Period                       50,649           $ 8.59        126,809           $ 8.59
                                              ============                     ===========


Options Exercisable at Period-End                  48,993           $ 8.59        123,498           $ 8.59
Weighted-Average Fair Value of
  Options Granted during the period                   n/a                             n/a

Information pertaining to options outstanding at June 30, 2004 is as follows:

                           Options Outstanding Options Exercisable               Options Exercisable
                        -----------------------------------------------    ------------------------------
                                            Weighted
                                             Average         Weighted                         Weighted
                                            Remaining        Average                           Average
     Range of              Number          Contractual       Exercise         Number          Exercise
  Exercise Prices        Outstanding          Life            Price         Exercisable         Price
--------------------    --------------    --------------    -----------    --------------    ------------
   $8.00 - $9.00               50,649       4.8 years        $  8.59           48,993      $    8.59

The Company has purchased 50,939 and 100,249 shares as of March 31, 2004 and December 31, 2003, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.


Note 6 - Improvement Plan for Main Office Facility

During the first quarter of 2001, the Company's board of directors approved a plan to improve the existing main office facilities. The Company has purchased land on which to construct a new main office facility. Management has approved an architectural design and has selected a contractor to begin work in the third quarter of 2004. The new main office facility will have 15,000 square feet and will cost approximately $2.5 million to construct.


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

The following is a discussion of our financial condition as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.


Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets increased from December 31, 2003 to June 30, 2004 by $6.4 million, or 5.5%, from $117.0 million at December 31, 2003 to $123.4 million at June 30, 2004. The increase in assets was principally the result of an increase in investment securities. Investment securities increased by $9.3 million offset by a decrease in cash and amounts due from depository institutions of $2.2 million.

Loans receivable decreased from December 31, 2003 to June 30, 2004 as repayments exceeded originations for the period by approximately $1.0 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2004 and December 31, 2003, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                    June 30, 2004            December 31, 2003
                                            -----------------------    -----------------------

                                                  Amount    Percent           Amount   Percent
                                                  ------    -------           ------   -------
Type of Loan:
-------------
Real estate loans:
  One- to four-family residential               $  62,305    78.2%         $  63,335    79.2%
  Commercial                                        9,106    11.4%             9,261    11.5%
  Construction                                      3,209     4.0%             1,769     2.2%

Consumer loans:

  Automobile                                        1,419     1.8%             1,488     1.9%

  Loans to depositors, secured by deposits          1,182     1.5%             1,293     1.6%

  Home equity and second mortgage                   1,057     1.3%             1,341     1.7%


  Other                                             1,427     1.8%             1,504     1.9%

                                            -----------------------    -----------------------
                                                   79,705   100.0%            79,991   100.0%
                                            -------------- ========    -------------- ========

Less:

  Loans in process                             1,514                        764

  Deferred fees and discounts                    343                        352

  Allowance for loan losses                      945                        922
                                      --------------             --------------

    Total                                  $  76,903                  $  77,953

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

                                              Six                 Six
                                         Months Ended        Months Ended
                                           June 30,             June 30,
                                             2004                 2003
                                         ------------        ------------
                                                   (In Thousands)
Balance at beginning of period           $        921        $        803
                                         ------------        ------------
Charge-offs:
  Consumer                                        (17)                 (8)
  Mortgage                                        (13)                  0
Recoveries:
  Consumer                                          2                   0
  Mortgage                                          0                   0
                                         ------------        ------------
Net Charge-offs                                   (28)                 (8)
Provision for loan losses                          52                  72
                                         ------------        ------------
Balance at end of period                 $        945        $        867
                                         ============        ============

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                               June 30,             June 30,
                                                                 2004                 2003
                                                           -----------------    ------------------
                                                                       (In Thousands)
Nonaccrual Loans                                                    $     0               $     0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
   Residential                                                          262                   367
   Non-Residential                                                        4                   866
Consumer                                                                 15                    19
                                                           -----------------    ------------------
Total                                                              $    281             $   1,252
                                                           =================    ==================

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

During the six months ended June 30, 2004, the Company increased its liabilities by $6.3 million, or 6.3%. Total deposits increased $6.4 million or 6.5% from $98.1 million at December 31, 2003 to $104.5 million at June 30, 2004.

During 2004, the Bank has accepted deposits totaling approximately $9.0 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $185,000 from $16.9 million at December 31, 2003 to $17.1 million at June 30, 2004. The Company's equity increased primarily due to net income of $891,000, proceeds from stock options exercised of $206,000, and a decrease in unearned compensation related to the Company's ESOP of $171,000, offset by dividends paid of $442,000, a decrease in other accumulated comprehensive income of $311,000, and decreases due to stock options surrendered at a cost of $276,000 and the purchase and retirement of $54,000 of the Company's common stock. The Company's board of directors announced a plan to extend the current stock repurchase plan an additional two years and purchase an additional $500,000, up to a total of $606,000 of its stock in the open market, depending upon the stock price.


Discussion of Results of Operations for the Three Months Ended June 30, 2004 and 2003

Our net income for the three months ended June 30, 2004 was $499,000, which was an increase of $101,000 from the amount we earned during the three months ended June 30, 2003. Basic and diluted earnings per share for the three months ended June 30, 2004 were each $0.41 compared to $0.31 for the same period in 2003. Basic average shares outstanding for three months ended June 30, 2004 was 1,225,764 shares and 1,273,124 shares for the three months ended June 30, 2003. Average dilutive potential shares outstanding were 963 and 0, respectively.

Interest income decreased $25,000, or 1.5%, from $1.72 million for the three months ended June 30, 2003 to $1.69 million for the three months ended June 30, 2004. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $68,000 from $459,000 for the three months ended June 30, 2003 to $391,000 for the three months ended June 30, 2004, primarily due to the decrease in deposit account interest rates.

Net interest income increased $43,000, or 3.4%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin narrowed to 4.67% for the three months ended June 30, 2004 compared to 4.79% for the comparable period of 2003. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income increased $16,000 from $117,000 for the three months ended June 30, 2003 to $133,000 for the three months ended June 30, 2004. The increase in noninterest income was due to $17,000 in income from bank owned life insurance, which the Company did not have during the period ended June 30, 2003.

Noninterest expenses increased $31,000 from $687,000 for the three months ended June 30, 2003 to $718,000 for the three months ended June 30, 2004. The increase in noninterest expense was primarily from an increase in office occupancy and equipment expense of $25,000 and data processing fees of $22,000, offset by a gain on the sale of foreclosed real estate of $8,000.

Our effective tax rates for the three months ended June 30, 2004 and 2003 were 28.1% and 39.1%, respectively. The decrease in our effective tax rate for the period in 2004 was due to the surrender of stock options which provide a tax benefit to the Company.

Discussion of Results of Operations for the Six Months Ended June 30, 2004 and 2003

Our net income for the six months ended June 30, 2004 was $891,000, which was an increase of $43,000 from the amount we earned during the six months ended June 30, 2003. Basic and diluted earnings per share for the six months ended June 30, 2004 were $0.73 and $0.72, respectively, compared to $0.66 for each the same period in 2003. Basic average shares outstanding for the six months ended June 30, 2004 was 1,228,071 shares and 1,288,765 shares for the six months ended June 30, 2003. Average dilutive potential shares outstanding were 11,931 and 0, respectively.

Interest income decreased $96,000, or 2.8%, from $3.5 million for the six months ended June 30, 2003 to $3.4 million for the six months ended June 30, 2004. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $145,000 from $912,000 for the six months ended June 30, 2003 to $767,000 for the six months ended June 30, 2004, primarily due to the decrease in deposit account interest rates.

Net interest income increased $49,000, or 1.9%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin narrowed to 4.68% for the six months ended June 30, 2004 compared to 4.87% for the comparable period of 2003. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income increased $26,000 from $237,000 for the six months ended June 30, 2003 to $263,000 for the six months ended June 30, 2004. The increase in noninterest income was due to $34,000 in income from bank owned life insurance, which the Company did not have during the period ended June 30, 2003.

Noninterest expenses increased $199,000 from $1.3 million for the six months ended June 30, 2003 to $1.5 million for the six months ended June 30, 2004. The increase in noninterest expense was primarily from increases in occupancy expense of $22,000, data processing fees of $33,000, and compensation and benefits of $187,000. The increase in compensation and benefits resulted from the mark to market adjustment on the Directors Incentive Plan of $87,000 and a $46,000 increase to the directors deferred compensation liability. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares, Inc. stock for the period.

Our effective tax rates for the six months ended June 30, 2004 and 2003 were 30.6% and 38.9%, respectively. The decrease in our effective tax rate for the period in 2004 was due to the surrender of stock options, which provide a tax benefit to the Company.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 2004 and December 31, 2003, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

Interest Rate Sensitivity

The Bank's profitability is dependent to a large extent upon net interest income, which is the difference between its interest income on interest-earning assets and interest expense on interest-bearing liabilities. In recent years, the banking industry has experienced steady interest rates, which have likewise produced steady growth in net interest income as the bank has grown. The Bank will be affected by changes in levels of interest rates and other economic factors beyond its control, particularly to the extent that such factors affect the overall volume of its lending and deposit activities. A sudden increase in interest rates could have a negative impact on the bank's net income through a narrower interest margin and/or reduced lending volume.


The bank's Asset/Liability Committee ("ALCO" committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee meets at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of the bank's assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and the liquidity position of the bank.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.


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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 18, 2004, United Tennessee Bankshares, Inc. held its Annual Meeting of Stockholders. The following is a brief description of each matter voted upon and the results of the voting.

          Election of Directors

               Nominee                       For               Withheld
               ---------                     ----              --------
               Robert Overholt               1,024,823         4,143
               Ben Hooper, III               1,024,023         4,943

               There were no abstentions or broker non-votes.

               Directors continuing to serve are Richard G. Harwood, Robert R. Self, William B. Henry, J. William Myers and Tommy C. Bible.


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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date: August 13, 2004             /s/Richard G. Harwood
                                  ----------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)