Form 10QSB
period 2004-09-30
UNITED TENNESSEE BANKSHARES INC
filed 2004-11-12
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2004.


                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


          TENNESSEE                                             62-1710108
----------------------------------                          ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


  344 Broadway, Newport, Tennessee                                  37821
----------------------------------                          ------------------
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


State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,196,999
                                         ---------


Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1. Financial Statements

     Consolidated  Statements  of Financial  Condition as of
     September  30, 2004 (Unaudited) and December 31, 2003                     3

     Consolidated  Statements  of  Income  for the
     Three-Month and  Nine-Month Periods Ended September 30,
     2004 and 2003 (Unaudited)                                                 4

     Consolidated  Statements of  Comprehensive  Income for the
     Three-Month and Nine-Month Periods Ended September 30,
     2004 and 2003 (Unaudited)                                                 5

     Consolidated   Statement  of  Changes  in  Shareholders'
     Equity  for  the Nine-Month Period Ended September 30,
     2004 (Unaudited)                                                          6

     Consolidated  Statements  of Cash Flows for the  Nine-Month
     Periods  Ended  September 30, 2004 and 2003 (Unaudited)                 7-8

     Notes  to  Consolidated   Financial  Statements  for  the
     Three-Month  and  Nine-Month Periods Ended September 30,
     2004 and 2003 (Unaudited)                                              9-12

Item 2. Management's Discussion and Analysis or Plan of Operation          13-19

Item 3. Controls and Procedures                                               19


PART II.  OTHER INFORMATION
          -----------------

Item 1. Legal Proceedings                                                     20

Item 2. Changes in Securities and Use of Proceeds                             20

Item 3. Defaults upon Senior Securities                                       20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

SIGNATURES                                                                    21

CERTIFICATIONS                                                             22-23

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                           September 30,
                                                                              2004            December 31,
                                                                           (Unaudited)             2003
                                                                        ------------------  -----------------
                                                                                (In Thousands)
                         Assets
Cash and amounts due from depository institutions                               $   2,621           $   5,196
Investment securities available for sale, at fair value                            37,308              29,756
Loans receivable, net                                                              78,526              77,953
Premises and equipment, net                                                         1,216                 996
Foreclosed real estate - held for sale                                                 74                  49
Accrued interest receivable                                                           662                 559
Goodwill, net of amortization                                                         733                 793
Cash surrender value of life insurance                                              1,581               1,529
Prepaid expenses and other assets                                                      50                 151
                                                                        ------------------  ------------------
   Total assets                                                                 $ 122,771           $ 116,982
                                                                        ==================  ==================
                         Liabilities and Equity
Liabilities:
 Deposits                                                                       $ 102,593           $  98,107
 Accrued interest payable                                                             101                  79
 Accrued income taxes                                                                  68                   0
 Deferred income taxes                                                                683                 653
 Accrued benefit plan liabilities                                                   1,299               1,183
 Other liabilities                                                                    171                  67
                                                                        ------------------  ------------------
   Total liabilities                                                              104,915             100,089
                                                                        ------------------  ------------------
Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,196,999 shares (1,230,379 in 2003)                  $  11,105           $  11,665
 Unearned compensation - ESOP                                                       (180)               (351)
 Shares in grantor trust - contra account                                           (224)               (216)
 Shares in stock option plan trusts - contra account                                (708)             (1,122)
 Retained earnings                                                                  6,681               5,785
 Accumulated other comprehensive income                                             1,182               1,132
                                                                       ------------------  ------------------
  Total shareholders' equity                                                       17,856              16,893
                                                                        ------------------  ------------------
Total liabilities and equity                                                    $ 122,771           $ 116,982
                                                                        ==================  ==================

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003


                                                              (In Thousands Except                    (In Thousands Except
                                                             per Share Information)                  per Share Information)
                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                        ----------------------------------     -----------------------------------
                                                               2004               2003                2004                2003
                                                           (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)
                                                        ---------------     --------------     ---------------     ---------------
Interest income:
 Loans                                                  $        1,337      $       1,413      $        4,046      $        4,314
 Investment securities                                             393                294               1,055                 849
 Other interest-earning assets                                       3                  5                   8                  21
                                                        ---------------     --------------     ---------------     ---------------
  Total interest income                                          1,733              1,712               5,109               5,184
                                                        ---------------     --------------     ---------------     ---------------
Interest expense:
 Deposits                                                          430                438               1,197               1,350
 Advances from Federal Home Loan Bank                                1                  0                   1                   0
                                                        ---------------     --------------     ---------------     ---------------
  Total Interest Expense                                           431                438               1,198               1,350
                                                        ---------------     --------------     ---------------     ---------------
Net interest income                                              1,302              1,274               3,911               3,834
Provision for loan losses                                           24                 36                  76                 108
                                                        ---------------     --------------     ---------------     ---------------
Net interest income after provision for loan
 losses                                                          1,278              1,238               3,835               3,726
                                                        ---------------     --------------     ---------------     ---------------
Noninterest income:
 Deposit account service charges                                    80                 88                 227                 225
 Loan service charges and fees                                      29                 31                  84                  85
 Net gain (loss) on sales of investment
  securities available for sale                                     26                  0                  26                  13
 Other                                                              22                 15                  83                  48
                                                        ---------------     --------------     ---------------     ---------------
  Total noninterest income                                         157                134                 420                 371
                                                        ---------------     --------------     ---------------     ---------------
Noninterest expense:
 Compensation and benefits                                         415                324               1,264                 986
 Occupancy and equipment                                            55                 61                 205                 189
 Federal deposit insurance premiums                                  5                 15                  13                  45
 Data processing fees                                               86                 72                 251                 204
 Advertising and promotion                                          17                 20                  52                  57
 Net (gain) loss on foreclosed real estate                         (2)                  0                (10)                  10
 Amortization                                                       20                 20                  60                  60
 Other                                                             133                145                 431                 444
                                                        ---------------     --------------     ---------------     ---------------
  Total noninterest expense                                        729                657               2,266               1,995
                                                        ---------------     --------------     ---------------     ---------------
Income before income taxes                                         706                715               1,989               2,102

Income taxes                                                       259                278                 651                 817
                                                        ---------------     --------------     ---------------     ---------------
Net income                                              $          447      $         437      $        1,338      $        1,285
                                                        ===============     ==============     ===============     ===============
Earnings per share:
 Basic                                                  $         0.37      $        0.34      $         1.10      $         1.00
                                                        ===============     ==============     ===============     ===============
 Diluted                                                $         0.37      $        0.34      $         1.09      $         1.00
                                                        ===============     ==============     ===============     ===============

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

                                                               Three Months Ended          Nine Months Ended
                                                           -------------------------   -------------------------
                                                                  September 30,               September 30
                                                           -------------------------   -------------------------
                                                              2004            2003         2004          2003
                                                           -----------    ----------   -----------   -----------
                                                           (Unaudited - In thousands)  (Unaudited - In thousands)
Net Income                                                 $      447     $      447   $     1,338   $     1,285
                                                           -----------    ----------   -----------   -----------
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities                607           (100)          106          (331)
Less reclassification adjustment for gains/losses
 included in net income                                           (26)             0           (26)          (13)
Less income taxes related to unrealized
 gains/losses on investment securities                           (220)            38           (30)          131
                                                           -----------    ----------   -----------   -----------
Other comprehensive income (loss), net of tax                     361            (62)           50          (213)
                                                           -----------    ----------   -----------   -----------
Comprehensive income(loss)                                 $      808     $      375   $     1,388   $     1,072
                                                           -----------    ----------   -----------   -----------

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

                                                         Shares in       Shares in                    Accumulated
                                           Unearned       Grantor       Stock Option                     Other             Total
                              Common    Compensation-   Trust-Contra    Plan Trust-     Retained     Comprehensive     Shareholders'
                               Stock         ESOP          Account     Contra Account   Earnings         Income            Equity
                           ---------    ------------     -----------    ------------   ----------    -------------     ------------
Balances, beginning of
 period                    $  11,665    $       (351)    $      (216)   $     (1,122)  $    5,785    $       1,132     $     16,893

Net income                         0               0               0               0        1,338                0            1,338

Other comprehensive
 income (loss)                     0               0               0               0            0               50               50

Retirement of Stock held
 in the Stock Option
 Plan Trusts                    (560)              0               0             560            0                0                0

Purchase of Stock to be
 held in the Grantor
 Trust Plan                        0               0              (8)              8            0                0                0

Purchase of Stock to be
 held in the Stock Option
 Plan Trusts                       0               0               0             (74)           0                0              (74)

Payment on ESOP loan
 principal                         0             171               0               0            0                0              171

Dividends paid                     0               0               0               0         (442)               0             (442)

Proceeds from exercise
 of stock options                  0               0               0             206            0                0              206

Decrease in Cost of
 Shares in Stock Option
 Plan Trusts                       0               0               0              27            0                0               27

Costs associated with
 stock options surrendered         0               0               0            (313)           0                0             (313)
                           ---------    ------------     -----------    ------------   ----------    -------------     -------------
Balances, end of period    $  11,105    $       (180)    $      (224)   $       (708)  $    6,681    $       1,182     $     17,056
                           =========    ============     ===========    ============   ==========    =============     =============


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     -------------------------------
                                                                               2004           2003
                                                                          (Unaudited - in thousands)
                                                                     -------------------------------
Operating Activities:
 Net income                                                               $   1,338       $   1,285
                                                                     -------------------------------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                     76             108
   Depreciation                                                                  69              72
   Amortization of goodwill                                                      60              60
   Net (gain) loss on sales of foreclosed real estate                           (10)             10
   Federal home loan bank stock dividends                                       (29)            (27)
   Net (gain) loss on sales of investment securities
    available for sale                                                          (26)            (13)
   Increase in cash surrender value of bank-owned life insurance                (52)              0
   (Increase) Decrease in:
    Accrued interest receivable                                                (103)             28
    Other assets                                                                101              70
   Increase (Decrease) in:
    Accrued interest payable                                                     22             (10)
    Accrued income taxes                                                         68              62
    Accrued benefit plan liabilities                                            116              57
    Other liabilities                                                           104              91
                                                                     -------------------------------
     Total adjustments                                                          396             508
                                                                     -------------------------------
Net cash provided by operating activities                                     1,734           1,793
                                                                     -------------------------------
Investing Activities:
 Purchases of investment securities available for sale                      (14,799)        (12,184)
 Proceeds from maturities of investment securities available for sale             0           1,031
 Payments received on investment securities available for sale                6,664           4,126
 Proceeds from sales of investment securities available for sale                718           1,107
 Net (increase) decrease in loans                                            (1,075)           (230)
 Purchases of premises and equipment, net                                      (289)            (69)
 Purchase of bank-owned life insurance                                            0          (1,512)
 Proceeds from sales of foreclosed real estate                                  411             118
                                                                     -------------------------------
Net cash used in investing activities                                        (8,370)         (7,613)
                                                                     -------------------------------


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003

                                                                              Nine Months Ended
                                                                              2004           2003
                                                                    --------------------------------
                                                                      (Unaudited - in thousands)
Financing Activities:
 Dividends paid                                                                   (442)        (420)
 Costs associated with stock options surrendered                                  (313)        (327)
 Net increase (decrease) in deposits                                             4,486        5,400
 Purchase of common stock                                                          (74)         (47)
 Proceeds from exercise of stock options                                           206            9
 Proceeds from dividends of shares in stock option plan                             27            0
 Issuance of common stock for MRP plan                                               0           56
Purchase of common stock pursuant director's long-term
 incentive plan                                                                      0           (1)
 Payment on ESOP loan and release of shares                                        171          116
 Net repayment of advances from Federal Home Loan Bank                               0            0
                                                                    --------------------------------
Net cash provided by (used in) financing activities                              4,061        4,786
                                                                    --------------------------------
Net increase (decrease) in cash and cash equivalents                            (2,575)      (1,034)

Cash and cash equivalents, beginning of period                                   5,196        5,350
                                                                    --------------------------------
Cash and cash equivalents, end of period                                     $   6,621    $   4,316
                                                                    ================================

Supplementary disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                                    $   1,220    $   1,360
 Income taxes                                                                $     426    $     784

Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                      $     436    $      48
  Change in unrealized gain\loss on investment securities
   available for sale                                                        $      80    $    (344)
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale                     $      30    $    (131)
  Change in net unrealized gain\loss on investment
   securities available for sale                                             $      50    $    (213)




    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE-MONTH AND NINE-MONTH PERIODS
                  ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

                                                        Three Months Ended        Nine Months Ended
                                                     -------------------------  ----------------------
                                                           September 30,             September 30,
                                                     -------------------------  ----------------------
(In thousands, except per share data)                   2004            2003       2004          2003
                                                     ------------   ----------  ----------   ---------
Net Income, as reported                              $        447   $      437  $    1,338   $   1,285

Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects
  to calculate earnings per share                               0           (1)          0          (7)
                                                     ------------   ----------  ----------   ---------
Pro forma net income                                 $        447   $      436  $    1,338   $   1,278
                                                     ============   ==========  ==========   =========
Earnings per share:
  Basic - as reported                                $       0.37   $     0.34  $     1.10   $    1.00
                                                     ============   ==========  ==========   =========
  Basic - pro forma                                  $       0.37   $     0.34  $     1.10   $    1.00
                                                     ============   ==========  ==========   =========
  Diluted - as reported                              $       0.37   $     0.34  $     1.09   $    1.00
                                                     ============   ==========  ==========   =========
  Diluted - pro forma                                $       0.37   $     0.34  $     1.09   $    0.99
                                                     ============   ==========  ==========   =========

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

Earnings per share have been computed based on the following:

                                                         Three Months Ended             Nine Months Ended
                                                      --------------------------    --------------------------
                                                            September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                         2004           2003           2004           2003
                                                      -----------    -----------    -----------    -----------
Average number of shares outstanding                   1,201,502      1,268,030      1,219,150      1,281,777
Effect of dilutive options                                     0          1,390          9,658          6,908
                                                      -----------    -----------    -----------    -----------
Average number of shares outstanding used
  to calculate earnings per share                      1,201,502      1,269,420      1,228,808      1,288,685
                                                      ===========    ===========    ===========    ===========

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

The Company's board of directors awarded 54,517 shares of restricted common stock to certain members of the board of directors and senior management. The shares were awarded 25% per year. The Company and its subsidiary shared the cost of the Plan and accrued the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned.

Activity in the MRP plan is as follows:

                                                                    Nine Month
                                                            Period Ended September 30,
                                                            ---------------------------
                                                               2004            2003
                                                            ------------    -----------
Accrued Liability Balance at Beginning of Period            $         0      $   5,538
Amount Charged to Expense                                             0          5,698
Less Cost of Shares Issued                                            0        (11,236)
                                                            ------------    -----------
Accrued Liability at End of Period                          $         0      $       0
                                                            ============    ===========

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

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the nine month period ended September 30, 2004, 31,069 options were surrendered at a total cost of $312,682 (62,264 shares for $337,396 in 2003). Stock options awarded and outstanding totaled 46,988 and 112,057 as of September 30, 2004 and 2003, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:
                                               Period Ended
                                     ---------------------------------
                                              September 30,
                                     ---------------------------------
                                           2004              2003
                                     ---------------    --------------
Dividend Yield                            3.5%              3.5%
Expected Life                          8.5 years          8.5 years
Expected Volatility                      52.0%              52.0%
Risk-Free Interest Rate                   4.8%              4.8%

A summary of the status of the Company's stock option plan is presented below:

                                                                     Nine Months Ended September 30,
                                                --------------------------------------------------------------------------
                                                                   2004                                   2003
                                                -----------------------------------------    -----------------------------
                                                                              Weighted                         Weighted
                                                                               Average                          Average
                                                                              Exercise                         Exercise
                                                         Shares                 Price           Shares           Price
                                                 ------------------------   --------------    -----------    --------------

Outstanding at Beginning of Period                               102,057           $ 8.59        175,321            $ 8.59
Granted                                                                0                               0
Exercised                                                        (24,000)                         (1,000)
Surrendered                                                      (31,069)            8.60        (62,264)             8.60
Forfeited                                                              0                               0
                                                 ------------------------                     -----------
Outstanding at End of Period                                      46,988           $ 8.59        112,057            $ 8.59
                                                 ========================                     ===========
Options Exercisable at Period-End                                 45,332           $ 8.59        108,746            $ 8.59
Weighted-Average Fair Value of
   Options Granted during the period                                 n/a                             n/a


Information pertaining to options outstanding at September 30, 2004 is as follows:

                                        Options Outstanding                        Options Exercisable
                        ------------------------------------------------    -------------------------------
                                            Weighted
                                             Average         Weighted                           Weighted
                                            Remaining         Average                            Average
     Range of              Number          Contractual       Exercise           Number          Exercise
  Exercise Prices        Outstanding          Life             Price         Exercisable          Price
--------------------    --------------    --------------    ------------    ---------------    ------------

   $8.00 - $9.00               46,988       4.8 years        $    8.59              45,332      $    8.59

The Company has purchased 49,010 and 100,249 shares as of September 30, 2004 and December 31, 2003, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.

Note 6 - Improvement Plan for Main Office Facility

The company has begun construction on a new main office facility of 15,000 square feet, with an estimated completion date of July 2005.

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

The following is a discussion of our financial condition as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased from December 31, 2003 to September 30, 2004 by $5.8 million, or 4.9%, from $117.0 million at December 31, 2003 to $122.8 million at September 30, 2004. The increase in assets was principally the result of an increase in investment securities. Investment securities increased by $7.6 million offset by a decrease in cash and amounts due from depository institutions of $2.6 million.

Loans receivable increased from December 31, 2003 to September 30, 2004 as originations exceeded repayments for the period by approximately $573,000. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2004 and December 31, 2003, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                            September 30, 2004         December 31, 2003
                                          ------------------------   -----------------------
                                                  Amount   Percent          Amount   Percent
Type of Loan:
-------------
Real estate loans:
  One- to four-family residential               $  63,443   77.9%         $  63,335   79.2%
  Commercial                                        9,263   11.4%             9,261   11.6%
  Construction                                      3,808    4.7%             1,769    2.2%

Consumer loans:
  Automobile                                        1,443    1.8%             1,488    1.9%
  Loans to depositors, secured by deposits          1,275    1.6%             1,293    1.6%
  Home equity and second mortgage                     637    0.8%             1,341    1.7%
  Other                                             1,538    1.9%             1,504    1.9%
                                          -----------------------   -----------------------
                                                   81,407  100.0%            79,991  100.0%
                                          ---------------========   ----------------=======

Less:
  Loans in process                                  1,571                       764
  Deferred fees and discounts                         352                       352
  Allowance for loan losses                           958                       922
                                          ----------------           ---------------
    Total                                       $  78,526                 $  77,953
                                          ================           ===============

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

                                              Nine                 Nine
                                          Months Ended         Months Ended
                                          September 30,       September 30,
                                              2004                 2003
                                       -------------------  --------------------
                                                      (In Thousands)
Balance at beginning of period         $              921     $             803
                                       -------------------  --------------------
Charge-offs:
  Consumer                                            (19)                  (20)
  Mortgage                                            (22)                    0
Recoveries:
  Consumer                                              2                     1
  Mortgage                                              0                     0
                                       -------------------  --------------------
Net Charge-offs                                       (39)                  (19)
Provision for loan losses                              76                   108
                                       -------------------  --------------------
Balance at end of period               $              958     $             892
                                       ===================  ====================


The following table sets forth information about our nonperforming assets at the dates indicated.
                                             September 30,         September 30,
                                                  2004                 2003
                                       -------------------  --------------------
                                                   (In Thousands)
Nonaccrual Loans                       $                -   $                 -
Accruing loans which are contractually past due
90 days or more:
Real Estate:
  Residential                                          64                   283
  Non-Residential                                       4                    66
Consumer                                               15                    11
                                       -------------------  --------------------
Total                                  $               83   $               360
                                       ===================  ====================

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

During the nine months ended September 30, 2004, the Company increased its liabilities by $4.8 million, or 4.8%. Total deposits increased $4.5 million or 4.6% from $98.1 million at December 31, 2003 to $102.6 million at September 30, 2004.

During 2004, the Bank has accepted deposits totaling approximately $8.3 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $1.0 million from $16.9 million at December 31, 2003 to $17.9 million at September 30, 2004. The Company's equity increased primarily due to net income of $1.3 million and proceeds from stock options exercised of $206,000, and a decrease in unearned compensation related to the Company's ESOP of $171,000 and an increase in other accumulated comprehensive income of $50,000, offset by dividends paid of $442,000, decreases due to stock options surrendered at a cost of $313,000 and the purchase and retirement of $69,000 of the Company's common stock. The Company's board of directors announced a plan to extend the current stock repurchase plan an additional two years and purchase an additional $500,000, up to a total of $606,000 of its stock in the open market, depending upon the stock price.


Discussion of Results of Operations for the Three Months Ended September 30, 2004 and 2003

Our net income for the three months ended September 30, 2004 was $447,000, which was an increase of $10,000 from the amount we earned during the three months ended September 30, 2003. Basic and diluted earnings per share for the three months ended September 30, 2004 were each $0.37 compared to $0.34 for the same period in 2003. Basic average shares outstanding for three months ended September 30, 2004 was 1,201,502 shares and 1,269,420 shares for the three months ended September 30, 2003. Average dilutive potential shares outstanding were 0 and 1,390 respectively.

Interest income increased $21,000, or 1.2%, from $1.71 million for the three months ended September 30, 2003 to $1.73 million for the three months ended September 30, 2004. The increase in interest income is a result of an increase in investment securities interest of $99,000 offset by a decrease in interest income on loans of $76,000.

Interest expense on deposits decreased $8,000 from $438,000 for the three months ended September 30, 2003 to $430,000 for the three months ended September 30, 2004, primarily due to the decrease in deposit account interest rates.

Net interest income increased $28,000, or 2.2%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin narrowed to 4.47% for the three months ended September 30, 2004 compared to 4.68% for the comparable period of 2003. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income increased $23,000 from $134,000 for the three months ended September 30, 2003 to $157,000 for the three months ended September 30, 2004. The increase in noninterest income was due to a $26,000 gain on the sale of an investment security.

Noninterest expenses increased $72,000 from $657,000 for the three months ended September 30, 2003 to $729,000 for the three months ended September 30, 2004. The increase in noninterest expense was primarily from an increase compensation and benefits of $91,000, offset by a reduction in other noninterest expenses of $12,000. The increase compensation and benefits resulted from the mark to market adjustment on the Directors Incentive Plan of $40,000 and a $23,000 increase to the directors deferred compensation liability. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the period.

Our effective tax rates for the three months ended September 30, 2004 and 2003 were 36.7% and 38.9%, respectively. The decrease in our effective tax rate for the period in 2004 was due to the surrender of stock options, which provide a tax benefit to the Company.


Discussion of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Our net income for the nine months ended September 30, 2004 was $1,338,000, which was an increase of $53,000 from the amount we earned during the nine months ended September 30, 2003. Basic and diluted earnings per share for the nine months ended September 30, 2004 were $1.10 and $1.09, respectively, compared to $1.00 for each the same period in 2003. Basic average shares outstanding for the nine months ended September 30, 2004 was 1,219,150 shares and 1,281,777 shares for the nine months ended September 30, 2003. Average dilutive potential shares outstanding were 8,096 and 6,908 respectively.

Interest income decreased $75,000, or 1.4%, from $5.18 million for the nine months ended September 30, 2003 to $5.11 million for the nine months ended September 30, 2004. The decrease in interest income is a result of a decrease in the yields on our loan and investment portfolios.

Interest expense on deposits decreased $153,000 from $1.35 million for the nine months ended September 30, 2003 to $1.20 million for the nine months ended September 30, 2004, primarily due to the decrease in deposit account interest rates.

Net interest income increased $77,000, or 2.0%, between the periods as a result of the larger decrease in interest expense than the decrease in interest income. The Company's net interest margin narrowed to 4.61% for the nine months ended September 30, 2004 compared to 4.69% for the comparable period of 2003. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income increased $49,000 from $371,000 for the nine months ended September 30, 2003 to $420,000 for the nine months ended September 30, 2004. The increase in noninterest income was due to $51,000 in income from bank owned life insurance.

Noninterest expenses increased $271,000 from $2.0 million for the nine months ended September 30, 2003 to $2.3 million for the nine months ended September 30, 2004. The increase in noninterest expense was primarily from an increase in compensation and benefits of $278,000. The increase compensation and benefits resulted primarily from the mark to market adjustment on the Directors Incentive Plan of $127,000 and a $69,000 increase to the directors deferred compensation liability. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the period.

Our effective tax rates for the nine months ended September 30, 2004 and 2003 were 32.7% and 38.9%, respectively. The decrease in our effective tax rate for the period in 2004 was due to the surrender of stock options, which provide a tax benefit to the Company.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At September 30, 2004 and December 31, 2003, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.


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

The bank's Asset/Liability Committee ("ALCO" committee) follows the Asset/Liability Management Policy approved by the board of directors. The ALCO committee meets at least quarterly or more often as considered necessary to discuss asset/liability management issues and make recommendations to the board of directors regarding prudent asset/liability management policies and procedures. Some of the issues the ALCO committee considers include: local and national economic forecasts; interest rate forecasts and spreads; mismatches between the maturities of the banks assets (loans, and investments) and liabilities (deposits); anticipated loan demands; and the liquidity position of the bank.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of September 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

The following exhibits are filed as a part of this report:

3.1/1             Charter of United Tennessee Bankshares, Inc.

3.2/1             Bylaws of United Tennessee Bankshares, Inc.

4/1               Form of Stock Certificate of United Tennessee Bankshares, Inc.

10.1/2            United Tennessee Bankshares, Inc. 1999 Stock Option Plan

10.2/2            United Tennessee Bankshares, Inc. Management Recognition Plan

10.3(a)/1         Employment Agreements between Newport Federal Savings and Loan
                  Association  and Richard G. Harwood, Nancy L. Bryant and Peggy
                  Holston

10.3(b)/1         Forms   of   Guarantee  Agreements  between  United  Tennessee
                  Bankshares,  Inc. and  Richard G. Harwood, Nancy L. Bryant and
                  Peggy Holston

10.4/1            Newport   Federal  Savings  and   Loan  Association  Long-Term
                  Incentive Plan

10.5/1            Newport   Federal  Savings  and   Loan  Association   Deferred
                  Compensation Plan

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chris H. Triplett, Controller.
---------------
1/ Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form SB-2, File No. 333-36465.

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

                            UNITED TENNESSEE BANKSHARES, INC.
                            Registrant



Date: November 12, 2004     /S/ Richard G. Harwood
                            ----------------------------------------------------
                            Richard G. Harwood
                            President and Chief Executive Officer
                            (Duly Authorized Representative and
                            Principal Financial and Accounting Officer)