Form 10KSB
period 2004-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2005-04-01
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

      Tennessee                                         62-1710108
----------------------------                ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 344 W. Broadway, Newport, Tennessee                       37821-0249
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

         Issuer's Telephone Number, Including Area Code: (423) 623-6088

       Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing  requirements  for the past 90 days. Yes   X    No
                                                                -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,386,000.

The aggregate market value of the outstanding common stock held by non-affiliates at March 22, 2005 was approximately $14.7 million (based on the most recent trade reported on the Nasdaq SmallCap MarketSM of $20.05 on March 22, 2005). Solely for purposes of this calculation, the registrant's employee stock ownership plan, 401(k) plan, stock option plan trusts, directors' incentive plan and directors and executive officers are deemed to be affiliates.

The total number of outstanding shares of the issuer's common stock at March 22, 2005 was 1,196,999.

Transitional small business disclosure format (check one):  Yes       No    X
                                                               -----      ------

                                     PART I

Item 1.  Description of Business

General

United Tennessee Bankshares, Inc. - United Tennessee Bankshares, Inc. (the "Company") was incorporated under the laws of the State of Tennessee in August 1997 to serve as the holding company for Newport Federal Bank (the "Bank") following its conversion from mutual to stock form (the "Conversion"). On January 1, 1998, the Bank consummated the Conversion, and the Company completed its initial offering of Common Stock through the sale and issuance of 1,454,750 shares of Common Stock at a price of $10.00 per share, realizing gross proceeds of $14.5 million and net proceeds of approximately $14.0 million. The Company purchased all of the Bank's capital stock with $7.1 million of the net offering proceeds and retained the remainder. Prior to January 1, 1998, the Company had no assets or liabilities and engaged in no business activities. The Company's assets currently consist of its investment in the Bank, a $180,000 loan to the Company's employee stock ownership plan and approximately $274,000 in liquid assets.

The Company's executive offices are located at 344 W. Broadway, Newport, Tennessee 37821-0249 and its telephone number is (423) 623-6088.

Newport Federal Bank - The Bank was organized in 1934 as a federally chartered mutual savings institution under the name Newport Federal Savings and Loan Association. Effective January 1, 1998, the Bank became a stock savings bank and changed its name to Newport Federal Bank. The Bank currently operates through three full service banking offices located in Newport, Tennessee. At December 31, 2004, the Bank had total assets of $122.7 million, deposits of $100.9 million and stockholders' equity of $18.4 million, or 15.0% of total assets.

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

Cocke County is primarily rural, with a population of approximately 34,000 persons and relatively high unemployment levels and low-income levels. Approximately one-third of the county is occupied by Douglas Lake and portions of the Cherokee National Forest and the Great Smoky Mountains National Park. In recent periods, the population growth rate has been above the national rate and equal to the state rate (since 1990, 15.2% compared with 13.1% and 16.7%, respectively), partially due to increased numbers of retirees moving into the area. However, unemployment levels have been slightly higher than state and national levels (for December 2004, 6.4% compared with 5.0% and 5.1%, respectively), and income levels have been substantially lower than state and national averages ($25,553 compared with $36,360 and $41,994, respectively, per person), due in part to the seasonal nature of tourism related employment. Over the next five years, demographic trends in the county are expected to be consistent with recent experience, with the differences between county, state and national population growth rates decreasing and the differences between county, state and national income levels growing.

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

With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2004, the maximum amount that the Bank could have lent to any one borrower without prior OTS approval under those regulations was approximately $4.1 million. At that date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.0 million. The Bank had a total of six lending relationships with aggregate loan amounts over $500,000 at December 31, 2004, and none of these loans were nonperforming. For additional information, see "-- Regulation of the Bank -- Limits on Loans to One Borrower."

Loan Portfolio Composition. The following table sets forth information about the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 2004, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                             December 31, 2004             December 31, 2003          December 31, 2002
                                             -----------------             -----------------          -----------------
                                          (Dollars in Thousands)         (Dollars in Thousands)     (Dollars in Thousands)
Type of Loan                                 Amount    Percent            Amount    Percent           Amount    Percent
------------                                 -------   -------           -------    -------          -------    -------
  Real estate loans:
  One-to four-family residential             $63,037    76.6%            $63,335      79.1%          $62,772      77.5%
  Commercial                                  10,227    12.4%              9,261      11.6%            8,618      10.6%
  Construction                                 4,172     5.1%              1,769       2.2%            3,932       4.9%

Consumer loans:
  Automobile                                   1,282     1.6%              1,488       1.9%            1,354       1.7%
  Loans to depositors, secured by deposits     1,224     1.5%              1,293       1.6%            1,264       1.6%
  Home equity and second mortgage                733     0.9%              1,341       1.7%              948       1.2%
  Other                                        1,568     1.9%              1,504       1.9%            2,054       2.5%
                                             -------   ------            -------    -------          -------    -------
                                              82,243   100.0%             79,991     100.0%           80,942     100.0%
                                             -------   ======            -------    =======          -------    =======

Less:
  Loans in process                             2,085                         764                       1,405
  Deferred fees and discounts                    348                         352                         372
  Allowance for loan losses                      980                         922                         803
                                             -------                     -------                     -------
    Total                                    $78,830                     $77,953                     $78,362
                                             =======                     =======                     =======

Loan Maturity Schedule. The following table sets forth information about dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal, at December 31, 2004. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the repayment experience of the Bank to differ from that shown below.

  Loan Maturity Schedule
                                Due Within    Due After    Due After     Total
                                 1 Year       1 Through     5 Years
                                               5 Years
                                ----------    ---------    ---------    -------

Real estate loans:
  One-to-four-family residential   $  203      $  1,376    $ 61,458     $63,037
  Commerical                           40         1,415       8,772      10,227
  Construction                      4,172             0           0       4,172
Consumer loans                      2,943         1,499         365       4,807
                                 --------     ---------    --------     -------
   Total                           $7,358      $  4,290    $ 70,595     $82,243
                                  =======     =========    ========     =======

Loan Portfolio Sensitivity. The following table sets forth information about dollar amounts of loans due one year or more after December 31, 2004 that had predetermined interest rates and that had adjustable interest rates at that date.

        Loan Portfolio Sensitivity
                                    Predetermined         Floating or
                                         Rate           Adjustable Rates
                                    -------------       ----------------
Real estate loans:
  One-to-four-family residential    $    5,524           $       57,513
  Commercial                               932                    9,295
  Construction                               0                    4,172
Consumer loans                           4,807                        0
                                    -------------       ---------------
   Total                            $   11,263           $       70,980
                                    =============       ===============

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

   Loans originated:                      For Year Ended December 31,
                                       2004              2003               2002
                                       -----            ------             -----
                                                     (In thousands)

  Real estate loans:
    One- to four-family residential.. $17,907         $ 17,640         $  18,706
    Commercial.......................   2,676            3,654             1,484
    Construction.....................   2,401            2,753             4,599
  Consumer loans.....................   2,404            3,971             2,985
                                      --------        --------         ---------
     Total loans originated .........$ 25,388         $ 28,018         $  27,774
                                     =========        ========         =========

One- to Four-Family Residential Lending. The Bank's principal lending activity consists of the origination of loans secured by mortgages on existing single-family residences in its primary market area. The Bank also originates significant amounts of loans for the construction of such residences. The purchase price or appraised value of most of such residences generally has been between $50,000 and $100,000, with original loan amounts averaging approximately $60,000. At December 31, 2004, $63.0 million, or 76.6%, of total loans were secured by one- to four-family residences, a substantial majority of which were existing, and owner-occupied, single-family residences in its primary market area. At December 31, 2004, $57.5 million, or 91.2%, of its one- to four-family residential loans had adjustable interest rates, and $5.5 million, or 8.8% had fixed rates. During the year ended December 31, 2004, the Bank originated $20.3 million of adjustable-rate loans, which was approximately 80.0% of total loan originations for that period, and at that date it had $3.1 million of loan commitments, 67.0% of which were for adjustable rate loans.

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

The Bank's lending policies generally limit the maximum loan-to-value ratio on one-to-four-family residential mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance or other enhancement required on loans with loan-to-value ratios in excess of 85%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties generally is limited to 80%.

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

Construction Lending. The Bank offers loans to individuals for construction of one- to four-family owner-occupied residences located in its primary market area, with such loans usually converting to permanent financing upon completion of construction. At December 31, 2004, the Bank's loan portfolio included $4.2 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction. From time to time, the Bank also offers loans to qualified builders for the construction of one- to four-family residences located in the Bank's primary market area. Because such homes are intended for resale, the Bank generally does not cover such loans by permanent financing commitments. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans are underwritten in accordance with the same requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to six months, during which period the borrower may or may not be required to make monthly payments. Borrowers must satisfy all credit requirements that would apply to its permanent mortgage loan financing prior to receiving construction financing for the subject property.

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

Commercial  Real  Estate  Lending.   The  Bank  originates  limited  amounts  of
commercial real estate loans in order to benefit from the higher origination fees and interest rates, as well as shorter terms to maturity, than could be obtained from single-family mortgage loans. The Bank's commercial real estate loans are secured by churches, restaurants, offices, apartments and other income-producing commercial properties. At December 31, 2004, the Bank had approximately 167 of these loans totaling $10.2 million, with a median loan balance of approximately $61,000, none of which had a balance exceeding $900,000.

The Bank's commercial real estate loans generally are limited to original balances not exceeding $500,000 on properties in its primary market area, with terms of up to 25 years. These loans generally have annually adjustable interest rates, with limitations on adjustments of two percent per year, and maximum loan-to-value ratios of 80%.

The following paragraphs set forth information about the Bank's commercial real estate loans with outstanding balances exceeding $500,000 at December 31, 2004. None of these loans was classified as substandard, doubtful or loss. The commercial property in Morristown, Tennessee was designated as special mention at December 31, 2004, due to insufficient cash flows. For information about asset classification policies of the Bank, see "Asset Classification, Allowance for Losses and Nonperforming Assets."

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

The aggregate amount of loans which federally chartered savings institutions may make on the security of liens on commercial real estate may not exceed 400% of the institution's capital. Based on its total capital at December 31, 2004, the Bank would be permitted to invest up to $73.7 million in loans secured by commercial real estate.

Consumer Lending. The Bank's consumer loans consist of automobile loans, demand loans secured by deposit accounts with the Bank, home equity loans secured by second mortgages on single-family residences in the Bank's market area and other loans. These loans totaled approximately $4.8 million at December 31, 2004. At that date, the Bank had 546 consumer loans, with a median loan balance of approximately $9,000, none of which had a balance exceeding $75,000, and none of the ten largest consumer loans were adversely classified or designated.

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

The Bank regularly reviews its assets to determine whether assets require classification or re-classification, and the Board of Directors reviews and approves all classifications. As of December 31, 2004, the Bank had no assets classified as loss or as doubtful, $1,067,000 of assets classified as substandard and $1,286,000 assets designated as special mention. The Bank's total adversely classified assets represented approximately 1.92% of its total assets and 15.19% of its tangible regulatory capital at December 31, 2004. At that date, $753,000 of its adversely classified or designated assets were one- to four-family residences in its primary market area, and only two of such assets was in excess of $100,000. At December 31, 2004 the Bank had two commercial real estate loans with balances of approximately $1,286,000 that were adversely classified. At December 31, 2004, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its adversely classified or designated assets.

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

The Bank's methodology for establishing the allowance for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. The Bank conducts regular reviews of its assets and evaluates the need to establish allowances on the basis of this review. Allowances are established on a regular basis based on an assessment of risk in assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process, general economic conditions and other factors deemed relevant by the Bank. Allowances are provided for individual assets, or portions of assets, when ultimate collection is considered improbable based on the current payment status of the assets and the fair value or net realizable value of the collateral. At the date of foreclosure or other repossession or at the date a property is determined to be an "in-substance foreclosed" property, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a property would yield in a current sale between a willing buyer and a willing seller. Fair value is measured by market transactions. If a market does not exist, fair value of the property is estimated based on selling prices of similar properties in active markets or, if there are no active markets for similar properties, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value generally is determined through an appraisal at the time of foreclosure. At December 31, 2004, the Bank held two properties acquired in settlement in the amount of $128,000. Any amount of cost in excess of fair value is charged-off against the allowance for loan losses. The Bank records an allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to acquisition, the property is periodically evaluated, and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded.

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

    Allowance for Loan Losses
                                                                        Year Ended December 31,
                                                              -------------------------------------------
                                                              2004               2003                2002
                                                              -----             ------              -----
                                                                              (Dollars in thousands)
Balance at beginning of period..............................  $     922         $    803         $    719
                                                              ---------         --------         --------
Charge-offs:
    Consumer................................................        (22)             (22)             (34)
    Mortgage................................................        (22)              (4)             (14)

Recoveries:
    Consumer................................................          2                1                3
    Mortgage................................................          0                0                0
                                                              ---------         --------         ---------
Net charge-offs.............................................        (42)             (25)             (45)
Provision for loan losses...................................        100              144              129
                                                              ---------         --------         ---------
Balance at end of period....................................  $     980         $    922         $    803
                                                              =========         ========         =========
Ratio of net charge-offs to average
  loans outstanding during the period.......................      0.05%             0.03%            0.06%
                                                              =========        =========         =========

Average Loans Outstanding .................................   $ 77,922          $ 77,941         $ 77,308
                                                             ==========        =========         =========


The following table sets forth information about the Bank's allowance for loan losses by asset category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                           At December 31,
                                            ------------------------------------------------------------------------------
                                                     2004                      2003                         2002
                                            ----------------------   ---------------------------   -----------------------
                                                         Percent of                Percent of                  Percent of
                                                        Loans in Each             Loans in Each              Loans in Each
                                                         Category to               Category to                Category to
                                                Amount   Total Loans    Amount     Total Loans      Amount    Total Loans
                                                ------  -------------   ------    -------------     ------   -------------
                                                                         (Dollars in thousands)
Loans:
One- to four-family residential...........  $     560       57.1%      $     162      17.6%      $     147       18.3%
  Commercial..............................        286       29.2%            697      75.6%            486       60.5%
  Construction............................         59        6.0%             15       1.6%             38        4.7%
Consumer loans............................         75        7.7%             48       5.2%            132       16.5%
                                            ---------       ----       ---------     ------      ---------      ------
    Total allowance for loan losses.......  $     980      100.0%      $     922     100.0%      $     803      100.0%
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


Non-Performing Loans

                                                           Year Ended December 31,
                                                     ------------------------------------
                                                       2004          2003         2002
                                                     ----------    ----------    --------
Nonaccrual Loans                                         $   0          $  0        $   0
Accruing loans which are contractually past due
90 days or more:
Real Estate:
   One- to four-family residential                         625           606         292
   Commercial                                                3            11          30
   Construction                                              0             0           0
Consumer loans                                              10            21          50
                                                     ----------    ----------    --------
     Total                                               $ 638         $ 638       $ 372
                                                     ==========    ==========    ========
Percentage of total Loans                                 0.81%         0.82%       0.43%
                                                     ==========    ==========    ========
Other nonperforming assets(1)                              128            48         127
                                                     ==========    ==========    ========
Total nonperforming assets                                 766           686         499
                                                     ==========    ==========    ========
Percentage of total assets                                0.52%         0.55%       0.33%
                                                     ==========    ==========    ========

-------------
1 Other nonperforming assets include property acquired through foreclosure or repossession. This property is carried at the lower of its fair value less estimated selling costs or the principal balance of the related loan, whichever is lower.


At December 31, 2004, the Bank has no additional loans as to which known information about possible credit problems of borrowers caused the Bank to have doubts as to the ability of the borrowers to comply with present loan repayment terms. At that date, the Bank did not expect to incur any loss in excess of attributable existing reserves on any of its assets.

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

All  of  the  Company's   securities  issued  by  municipalities  or  comparable
governmental authorities were rated "A" or higher by a nationally recognized credit rating agency at the time of purchase. The Company regularly monitors the ratings of these holdings by reference to nationally published rating media and by communication with the issuer where necessary. As of December 31, 2004, none of these securities had been downgraded from its original rating, and these issues were primarily obligations of Tennessee municipalities. At December 31, 2004, these securities had a weighted average coupon of 4.4% and a weighted average term to maturity of approximately 104 months. The carrying value of these securities was $3.9 million, or 10.9% of the investment securities of the Company at that date. None of its privately issued securities is insured or guaranteed by FHLMC or FNMA.

The following table sets forth information about carrying values of the Company's investment securities at the dates indicated.

                                                                             At December 31,
                                                              ----------------------------------------------
                                                                2004               2003                2002
                                                              -------             ------              ------
                                                                             (In thousands)
Securities available for sale:
   Mortgage-backed securities...............................  $ 10,579         $    8,514        $  6,011
   U.S. government and agency securities....................    16,601             15,381          13,720
   Obligations of states and political
       subdivisions.........................................     3,864              2,147           2,119
   FHLMC stock..............................................     1,941              1,379           1,655
   FHLB stock...............................................       972                933             897
   Corporate debt securities................................     1,517              1,297             760
   Other...................................................        105                105             105
                                                              --------           --------        --------
      Total.................................................  $ 35,579         $   29,756        $ 25,267
                                                              ========           ========        ========

The following schedule analyzes the Company's investment portfolio at December 31, 2004 by time remaining to maturity and presents the average yield for each range of maturities.

                                                                                                                        Total
                                      Less than One Year    One to Five Years  Five to Ten Years  More than Ten Years   Portfolio
                                      ------------------    -----------------  -----------------  -------------------   ---------
   Maturity & Yield
   ----------------
                                     Carrying  Average    Carrying   Average   Carrying  Average  Carrying  Average Carrying Average
                                       Value     Yield      Value     Yield     Value      Yield   Value    Yield    Value    Yield
                                     --------  -------    --------  -------    --------  -------  --------  ------- -------- -------
                                                                                     (Dollars in thousands)

Securities available for sale:
   Mortgage-backed securities         $   111     6.5%    $ 5,305      4.3%    $  5,163     4.0%   $    --    0.0%  $ 10,579    4.2%
   U.S. government and agency
      securities..........              1,540     6.2%     11,084      4.1%       3,977     4.3%         0    0.0%    16,601    4.4%
   Obligations of states and
      political subdivisions               95     5.1%        974      4.1%       1,737     4.3%     1,058    4.8%     3,864    4.4%
   FHLMC stock............                  0     0.0%          0      0.0%           0     0.0%     1,941  122.6%     1,941  122.6%
   FHLB stock.............                  0     0.0%          0      0.0%           0     0.0%       972    4.0%       972    4.0%
   Corporate Debt Securities                0     0.0%      1,517      5.4%           0     0.0%         0    0.0%     1,517    5.4
   Other..................                  0     0.0%          0      0.0%           0     0.0%       105    0.0%       105    0.0
                                      -------             -------              --------            -------          --------
     Total................            $ 1,746             $18,880              $ 10,877            $ 4,076          $ 35,579
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

The Bank's savings deposits at December 31, 2004 were represented by the various types of savings programs listed below.

Deposit Summary:

Weighted
Average
Interest       Minimum                                                      Minimum                  Percentage of
Rate (1)       Term                 Category                             Balance      Balance      Total Deposits
--------       -------                --------                             --------   ----------     ------------
0.70%          None                 NOW accounts                           $     --   $    9,554        9.5%
1.59           None                 Money market                                  0       15,347       15.2%
1.00           None                 Savings deposits-passbook                    --       13,324       13.2%
0.00%          None                 Non-interest bearing accounts                 0          852        0.8%
                                                                                      ----------     -------
                                         Total transaction accounts                   $   39,077       38.7%
                                                                                      ==========     ========


                                    Certificates of Deposit

2.08%           91 days              Fixed-term, fixed-rate                   2,500   $    4,932        4.9%
2.15%           6 months-Regular     Fixed-term, fixed-rate                   2,500        5,724        5.7%
2.25%           6 months-IRA         Fixed-term, fixed-rate                     100          699        0.7%
2.05%           12 months            Fixed-term, fixed-rate                   1,000        2,618        2.6%
2.19%           14 months            Fixed-term, fixed-rate                   1,000       11,423       11.3%
2.84%           18 months-Regular    Fixed-term, fixed-rate                   1,000        4,507        4.5%
2.35%           18 months-IRA        Fixed-term, fixed-rate                     100        6,948        6.9%
2.45%           24 months            Fixed-term, fixed-rate                   1,000        1,447        1.4%
1.93%           30 months            Fixed-term, fixed-rate                   1,000          333        0.3%
2.60%           48 months            Fixed-term, fixed-rate                   1,000          270        0.3%
2.26%           Jumbos               Fixed-term, fixed-rate                 100,000       22,941       22.7%
                                                                                      ----------      -----
                                         Total Certificates of Deposit                    61,842       61.3%
                                                                                      ----------      -----
                                            Total Deposits                            $  100,919      100.0%
                                                                                      ==========      =====



The following tables set forth information about the Bank's deposit balances and average rates during the periods presented.

Deposit Comparison                                          For Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                              2004                        2003                      2002
                                      --------------------     -----------------------     -------------------------

                                      Average      Average       Average      Average      Average      Average
                                      Balance       Rate         Balance       Rate        Balance        Rate
                                      -------      -------      --------      ------       -------     --------
                                                                  (Dollars in thousands)

NOW accounts.....................     $    9,554    0.7%       $     8,482       0.8%      $     8,428     1.0%
Money market deposits............         15,347    1.6%            17,924       1.6%           16,464     1.9%
Savings deposits -- passbook.....         13,324    1.0%            13,156       1.0%           12,391     1.3%
Non-interest bearing accounts....            852    0.0%             1,350       0.0%            1,261     0.0%
Certificates of deposit..........         61,842    2.3%            57,195       1.9%           55,202     2.3
                                    ------------               -----------                ------------
    Total........................   $    100,919               $    98,107                $     93,746
                                    ============               ===========                ============


The following table sets forth information about changes in dollar amounts of the Bank's deposits in various types of accounts between the dates indicated.

                                                                                                                   Increase
                                                                                                                  (Decrease)
                                              Balance at                               Balance at                    from
                                             December 31,    % of       Increase      December 31,     % of      December 31,
                                                 2004       Deposit    (Decrease)         2003         Deposits      2002
                                           --------------   --------   ----------     ------------    --------   ----------
                                                                           (Dollars in thousands)
NOW accounts.............................. $   9,554         9.47%      $    1,072      $   8,482        8.65%     $    54
Money market deposit......................    15,347        15.21%          (2,577)        17,924       18.27%       1,460
Savings deposits -- passbook..............    13,324        13.20%             168         13,156       13.41%         765
Non-interest bearing......................       852         0.84%            (498)         1,350        1.38%          89
Certificates of deposit...................    38,901        38.55%           1,775         37,126       37.84%       1,029
Jumbo certificates........................    22,941        22.73%           2,872         20,069       20.46%         964
                                           ---------       ------       ----------      ---------      ------      -------
                                           $ 100,919       100.00%      $    2,812      $  98,107      100.00%     $ 4,361
                                           =========       ======       ==========      =========      ======      =======

The following table sets forth information about the Bank's savings activities for the periods indicated.


 Net Increase (Decrease) in Savings Deposits:                       For the Year Ended December 31,
                                                              --------------------------------------------
                                                              2004               2003                 2002
                                                              -----             ------               -----
                                                                             (In thousands)
Net increase (decrease) before interest credited............  $   1,443         $  2,850         $   7,031
Interest credited...........................................      1,369            1,511             1,905
                                                              ---------         --------         ---------
    Net increase (decrease) in savings deposits.............  $   2,812         $  4,361         $   8,936
                                                              =========         ========         =========

The following table sets forth information about the Bank's time deposits classified by rates at the dates indicated.


Time Deposit Rates:

                                                                      For the Year Ended December 31,
                                                              -------------------------------------------
                                                                2004             2003                2002
                                                              -------           ------             ------
                                                                        (Dollars in thousands)

         1.00 -  1.99%..............................          $  14,218         $ 33,048         $  10,778
         2.00 -  3.99%..............................             47,563           24,026            43,935
         4.00 -  5.99%..............................                 61                0               489
         6.00 -  7.99%..............................                  0              121                 0
                                                              ---------         --------         ---------
         ...........................................          $  61,842         $ 57,195         $  55,202
                                                              =========         ========         =========

The following table sets forth information about amounts and maturities of the Bank's time deposits at December 31, 2004.


Time Deposit Maturity and Rate Analysis:

                                                         Amount Due
                                 -------------------------------------------------------------------------
                                 Less Than                                          After
Rate                              One Year        1-2 Years        2-3 Years       3 Years           Total
----                              --------        ---------        ---------       -------         -------
                                                                  (In thousands)
 1.00 -  1.99%..................   $13,906         $    180        $    81         $   51         $ 14,218
 2.00 -  3.99%..................    40,318            7,204             40              1           47,563
 4.00 -  5.99%..................         2               59              0              0               61
 6.00 -  7.99%..................         0                0              0              0                0
                                   -------         --------        -------         ------         --------
                                   $54,226         $  7,443        $   121         $   52         $ 61,842
                                   =======         ========        =======         ======         ========

The following table sets forth information about amounts of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2004.

                                                               Certificates
                  Maturity Period                                of Deposit
                  ----------------                             -------------
                                                         (Dollars in thousands)
                  Six months or less.........................   $  22,430
                  Over six through 12 months.................         511
                  Over 12 months ............................           0
                                                                ---------
                        Total................................   $  22,941
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


FHLLB Borrowings:
                                                                     For the Year Ended December 31,
                                                              -------------------------------------------
                                                              2004               2003                2002
                                                              -----             ------              -----
                                                                        (Dollars in thousands)
Amount outstanding at end of period:
   FHLB advances............................................ $1,000             $    0                  0
   Bank debt................................................      0                  0                  0

Weighted average rate paid:
  FHLB advances.............................................   2.24%               1.45%             1.40%
  Bank debt.................................................   0.00%               0.00%             0.00

Maximum amount outstanding at any month end:
  FHLB advances............................................. $1,000             $ 1,250            $  500
  Bank debt.................................................      0                   0                 0

Approximate average amount outstanding:
  FHLB advances............................................. $  242             $   134            $   88
  Bank debt.................................................      0                   0                 0

Approximate weighted average rate paid:
  FHLB advances.............................................   2.24%               1.45%             1.40%
  Bank debt.................................................   0.00%               0.00%             0.00%

Subsidiary Activities

As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its assets in non-savings institution service corporation subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community inner city and community development purposes. Under such limitations, as of December 31, 2004 the Bank was authorized to invest up to approximately $3.7 million in the stock of or loans to such subsidiaries, including the additional 1% investment for community inner city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to such subsidiaries in which they own 10% or more of the capital stock.

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

Deposit Insurance. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act ("FDIA"), the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

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

At December 31, 2004, the Bank substantially exceeded all regulatory capital requirements.

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

A savings institution that does not meet the Qualified Thrift Lender Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings institution. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2004, the Bank was in compliance with its Qualified Thrift Lender requirement.

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

At December 31, 2004, the maximum amount that the Bank could have lent to any one borrower under the 15% limit was approximately $4.1 million. At such date, the largest aggregate amount of loans that were outstanding to any one borrower or group of affiliated borrowers was $1.0 million.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2004, the Bank had $972,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to a percentage of a member's capital and limiting total advances to a member. At December 31, 2004, the Bank had $1,000,000 in advances outstanding.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2004, the Bank's reserve met the minimum level required by the Federal Reserve System.

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

Executive Officers Who Are Not Directors

The following table sets forth information regarding the executive officers of the Bank who do not serve on the Board of Directors.

                                                 Age at
                                            December 31,
         Name                                      2004                Title
         --------------                     -------------              ----------------------------
         Lonnie R. Jones                          61                   Vice-President of Operations
         Nancy L. Bryant                          61                   Vice-President and Treasurer
         Peggy G. Holston                         55                   Branch Manager and Assistant Secretary
         Chris H. Triplett                        39                   Controller

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

Chris H. Triplett joined the bank as Controller on January 1, 2001. Mr. Triplett began his career with Union Planters Bank of Morristown in 1991. Before leaving Union Planters, Mr. Triplett served as Vice President, Compliance Officer and Auditor. He is also a member of the Newport Kiwanis Club and serves on the Board of Directors of the Newport Kiwanis Club, Boys & Girls Club of Newport/Cocke County, Leadership Cocke County and Newport/Cocke County Chamber of Commerce.

Employees

As of December 31, 2004, the Bank had 28 full-time employees and 2 part-time employees, none of whom were represented by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

Item 2. Description of Property

The following table sets forth information about the offices of the Bank at December 31, 2004.

                                 Year           Owned or                           Approximate
                                Opened            Leased          Book Value      Square Footage    Deposits
                                -------         --------          ----------      --------------   ----------
                                                                                                (In thousands)
Main Office:
  344 W. Broadway
  Newport, Tennessee              1973             Owned          $ 12,489           8,000          $ 63,100
Branch Offices:
  263 E. Broadway
  Newport, Tennessee              1960             Owned               100           5,400            21,033
  345 Cosby Highway
  Newport, Tennessee              1998             Owned           140,891           2,400            16,786

The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $1.7 million at December 31, 2004. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The Bank is in the process of constructing a new main office building in Newport, Tennessee. The new building will be approximately 15,000 square feet and cost approximately $2.5 million. The expected completion date is September 2005.

Item 3. Legal Proceedings

From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 2004, there were no legal proceedings to which the Bank was a party, or to which any of its property was subject, which it expected to result in a material loss, and there were no pending regulatory proceedings to which the Bank was a party, or to which any of its properties was subject, which it expected to result in a material loss.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the NASDAQ SmallCap Market (SM) under the symbol "UTBI." There are approximately 1,196,999 shares of the Company's Common Stock outstanding, and approximately 550 record holders. The following table sets forth the high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Market (SM) for each quarter during the last two fiscal years along with the amount of dividends declared during each quarter.


Quarter Ended                  High            Low            Dividends
--------------                 ------          -------        ---------
December 31, 2004              $20.710         $18.250        0.00
September 30, 2004             20.000          16.800         0.00
June 30, 2004                  19.150          16.730         0.36
March 31, 2004                 19.620          16.180         0.00

December 31, 2003              $19.250         $14.460        0.00
September 30, 2003             14.750          13.560         0.00
June 30, 2003                  14.180          12.500         0.33
March 31, 2003                 14.050          11.660         0.00

Item 6. Management's Discussion and Analysis or Plan of Operation

Selected Financial Condition Data

                                                                                 At December 31,
                                                          --------------------------------------------------------------
                                                             2004        2003         2002         2001        2000
                                                             ----        ----         ----         ----        ----
                                                                             (Dollars in thousands)
Total assets                                               $ 122,659    $ 116,982     $111,753    $100,811    $  98,553
Loans receivable, net                                         78,830       77,953       78,362      72,200       68,878
Cash and amounts due from depository institutions              3,444        5,196        5,350       2,123        3,067
Investments Securities:
   Available for sale                                         35,579       29,756       25,267      24,398       24,357
   Held to maturity                                                0            0            0           0            0
Other deposits                                               100,919       98,107       93,747      84,810       81,614
Shareholders' equity                                          18,419       16,893       15,925      14,168       13,330

Number of:
   Real Estate Loans                                           1,423        1,423        1,494       1,483        1,495
   Deposit Accounts                                            7,951        7,937        8,129       8,434        8,719
   Offices                                                         3            3            3           3            3


Selected Consolidated Operations Data
                                                                             Year Ended December 31,
                                                          --------------------------------------------------------------
                                                             2004        2003         2002         2001        2000
                                                             ----        ----         ----         ----        ----
                                                                  (Dollars in thousands, except per share data)

Interest income                                            $  6,864    $  6,927      $ 7,213      $ 7,432     $  7,251
Interest expense                                              1,650       1,680        2,122        3,608        4,093
                                                          ----------- ------------ ------------ ----------- ------------

Net interest income                                           5,214       5,247        5,091        3,824        3,158
Provision for loan losses                                       100         144          129          110           37
                                                          ----------- ------------ ------------ ----------- ------------

Net interest income after provision for loan losses           5,114        5,103        4,962       3,714        3,121
Noninterest income                                              522          561          413         359          276
Noninterest expense                                           3,004        2,831        2,635       2,437        2,240
                                                          ----------- ------------ ------------ ----------- ------------

Income before income taxes and accounting change              2,632        2,833        2,740       1,636        1,157
Income taxes                                                    717          827          978         525          355
                                                          ----------- ------------ ------------ ----------- ------------

Income before accounting change                               1,915        2,006        1,762       1,111          802
Net effect of change in accounting principle                      0            0            0           0            0
                                                          ----------- ------------ ------------ ----------- ------------

Net income                                                 $  1,915     $  2,006      $ 1,762     $ 1,111    $     802
                                                          =========== ============ ============ =========== ============
Earnings per share:

   Basic                                                   $   1.58    $    1.58     $   1.33     $  0.82    $    0.58
                                                          =========== ============ ============ =========== ============
   Fully diluted
                                                           $   1.58   $     1.58     $   1.33     $  0.82    $    0.58
                                                          =========== ============ ============ =========== ============


Selected Ratios
                                                                 At or for the Year Ended December 31,
                                                          --------------------------------------------------------
                                                               2004       2003        2002       2001       2000
                                                               ----       ----        ----       ----       ----
Performance Ratios:
   Return on average assets (net income
     divided by average total assets)                          1.58%      1.77%       1.63%      1.09%      0.83%
   Return on average equity (net income
     divided by average equity)                               10.89%     12.45%      11.72%      7.77%      6.36%
   Dividend payout ratio (dividends per
     share divided by earnings per share)                     22.78%     20.89%      22.56%     36.59%     51.72%
   Interest rate spread (combined weighted
     average interest rate earned less combined
     weighted average interest rate cost)                      4.30%      4.59%       4.70%      3.30%      2.70%
   Net interest margin (net interest income
     divided by average interest-earning assets)               4.0%       4.77%       4.87%      3.86%      3.40%
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                    114.22%    114.64%     113.31%    115.29%    114.60%
   Ratio of noninterest expense to average
     total assets                                              2.48%      2.49%       2.41%      2.40%      2.33%
   Efficiency ratio (noninterest expense divided
     by total of net interest income and noninterest
     income)                                                  52.38%     49.94%      47.51%     58.26%     65.23%

Asset Quality Ratios:
   Nonperforming assets to total assets at end
     of period                                                 0.62%      0.98%       0.74%      0.99%      0.57%
   Nonperforming loans to total loans at end
     of period                                                 0.97%      1.41%       1.06%      1.38%      0.79%
   Allowance for loan losses to total loans at
     end of period                                             1.24%      1.18%       1.02%      1.00%      0.95%
   Allowance for loan losses to nonperforming
     loans at end of period                                  127.94%    144.51%     218.87%    170.86%    118.28%
   Provision for loan losses to total loans                    0.13%      0.18%       0.16%      0.15%      0.05%
   Net charge-offs to average loans outstanding                0.05%      0.03%       0.06%      0.07%      0.06%

Capital Ratios:
   Equity to total assets at end of period                    15.02%     14.44%      14.25%     14.05%     13.53%
   Average equity to average assets                           14.52%     14.18%      13.94%     14.05%     13.10%

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

The following table sets forth its policy limits and certain calculations, based on information provided to the Bank by the OTS, with respect to the sensitivity of its NPV to changes in market interest rates at December 31, 2004.

         Change in                                      Change in NPV
Market Interest Rates                Policy Limit               Computation

            +3%                          (50)%                     (27)%
            +2%                          (25)                      (16)
            +1%                          (10)                       (7)
             0%                           --                        --
            -1%                          (10)                        *
            -2%                          (25)                        *
            -3%                          (50)                        *
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

Average Balances, Interest and Average Yields

The following table sets forth information about the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield of interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Average balances are derived from month-end balances. The Company does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented. The average balance and average yield on investment securities is based on the estimated fair value of securities available for sale. The average balance of loans receivable includes delinquent loans, which are not considered significant. The average balance of equity includes the net unrealized gain on available for sale securities. The following table does not reflect any effect of income taxes, which are not considered too significant to the yield on investment securities.

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


Average Yield on Average Assets:                                For the Year Ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                                  2004                              2003                             2002
                                --------------------------------     ----------------------------      ---------------------------
                                                       Average                              Average                         Average
                               Average                 Yield/         Average               Yield/     Average             Yield/
                               Balance    Interest      Cost          Balance     Interest   Cost      Balance    Interest   Coast
                               -------    --------     ---------      -------     -------   -------   ---------   -------- ---------

                                                                            (Dollars in thousands)
Assets
Interest-earning assets:
Loans Receivable(1)            $  77,722   $  5,432      7.0%         $77,941     $  5,742    7.4%    $  77,038    $5,972     7.8%
Investment securities             35,446      1,420      4.0%          28,207        1,153    4.1%       24,534     1,211     4.9%
Other interest-earning assets      2,662         12      0.5%           3,958           32    0.8%        1,463        30     2.1%
                               ---------   --------     -----         -------     --------    ----    ---------    -------   -----
Total interest-earning assets    115,830      6,864      5.9%         110,106        6,927    6.3%      103,035     7,213     7.0%
Non-interest earning assets        5,285                                3,494                             4,783
                               --------------------                  ---------------------            --------------------
Total assets                   $ 121,115   $  6,864                  $113,600     $  6,927            $ 107,818    $7,213
                               ====================                  =====================            ====================

Liabilities and Equity
Interest-bearing liabilities:
Deposits                       $ 101,168   $  1,645      1.6%        $ 95,909     $  1,678    1.7%    $  90,844    $2,122     2.3%
FHLB advances and note payable       242          5      2.1%             134            2    1.5%           88         0     0.0%
                               --------------------                  ---------------------            -------------------
Total interest-bearing
 liabilities                     101,410      1,650      1.6%          96,043        1,680    1.7%       90,932     2,122     2.3%
Non-interest bearing
 liabilities                       2,124                                1,444                            15,034
                               ---------------------                 ---------------------            --------------------

Total liabilities                103,534      1,650                    97,487        1,680               92,784     2,122
Shareholders' Equity              17,581                               16,113                            15,034
                               ---------------------                 ---------------------            --------------------
Total Liabilities and Equity   $ 121,115   $  1,660                  $113,600     $  1,680            $ 107,818    $2,122
                               =====================                 =====================            =====================
Net interest income                        $  5,214                               $  5,247                         $5,091
                                           =========                              ========                         ========
Interest rate spread                                   4.3%                                   4.6%                            4.7%
                                                      =====                                  =====                           =====
Net interest margin                                    4.5%                                   4.8%                            4.9%
                                                      =====                                  =====                           =====
Ratio of average interest-
earning assets to average
interest-bearing liabilities                         114.2%                                 114.6%                          113.3%
                                                     ======                                 ======                          ======

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

Rate Volume Analysis:

                                                                    For Year Ended December 31
                                          -------------------------------------    -------------------------------------
                                                     2004 vs. 2003                             2003 vs. 2002
                                          -------------------------------------    -------------------------------------
                                                  Increase (Decrease)                       Increase (Decrease)
                                          -------------------------------------    -------------------------------------
                                                         Due to                                    Due to
                                           Volume         Rate          Total       Volume          Rate          Total
                                          ---------      --------      --------    ----------      --------      -------

                                                                          (In Thousands)
Interest Income:
   Loans receivable                        $   (15)        $(295)        $(310)      $    69        $(299)        $(230)
   Investment securities                       290           (23)          267           161         (219)          (58)
   Other interest-earning assets                (7)          (13)          (20)           26          (24)            2
                                          ---------      --------      --------    ----------      --------      -------
     Total interest-earning assets             268          (331)          (63)          256         (542)         (286)

Interest Expense:
   Deposits                                     86          (119)          (33)           95         (539)         (444)
   FHLB advances and note payable                2             1             3             1            1             2
                                          ---------      --------      --------    ----------      --------      -------
     Total interest-bearing liabilities         88          (118)          (30)           96         (538)         (442)
                                          ---------      --------      --------    ----------      --------      -------

Change in net interest income              $   180         $(213)        $ (33)      $   160        $  (4)        $ 156
                                          =========      ========      ========    ==========      ========      =======

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Total assets increased $5.7 million, or 4.9%, from $117.0 million at December 31, 2003 to $122.7 million at December 31, 2004. The Company's asset increase was attributable principally to an increase in investment securities of $5.8 million, an increase loans receivable of $877,000, and an increase in premises and equipment of $718,000, offset by a decrease in cash and amounts due from depository institutions of approximately $1.8 million. The increase in premises and equipment is due to the construction of our new main office facility.

Investment securities available for sale increased approximately $5.8 million, or 19.6%, from $29.8 million at December 31, 2003 to $35.6 million at December 31, 2004. The Company receives principal repayments on mortgage-backed securities and proceeds from maturities and sales of investment securities available for sale. The Company has reinvested the proceeds from maturities and sales of investment securities.
                                      -35-

Loans receivable increased $877,000, or 1.1% from $78.0 million at December 31, 2003 to $78.8 million at December 31, 2004 as originations exceeded repayments for the period.

Total deposits increased $2.8 million, or 2.9%, from $98.1 million at December 31, 2003 to $100.9 million at December 31, 2004. The increase was primarily due to certificate of deposit account growth of $4.6 million offset by a decrease in money market account deposits of $2.5 million. As certificate of deposit rates have increased over the last half of the year and our account balances have increased as customers have moved funds from money market accounts back into certificate accounts.

The Company's shareholders' equity increased $1.5 million, or 9.0% from $16.9 million at December 31, 2003 to $18.4 million at December 31, 2004. The increase was due principally to net income of $1.9 million and offset by $443,000 of dividends paid to shareholders during the year.

Comparison of Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

Net income was $1,915,000 for the year ended December 31, 2004, compared to net income of $2,006,000 for the year ended December 31, 2003, and net income of $1,762,000 for the year ended December 31, 2002. The decrease in net income during 2004 was primarily due to an increase in noninterest expense and a decrease in noninterest income offset by a decrease in income taxes. Net income for 2004 resulted in a return on average assets of 1.58% compared to 1.77% for 2003 and 1.63% for 2002, and a return on average equity of 10.89% for 2004 as compared to 12.45% for 2003 and 11.72% for 2002.

Interest Income. Interest income totaled $6.9 million, $6.9 million and $7.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, primarily due to increases in the average balance of interest-bearing assets during each of the last three years. The average yield on interest-earning assets decreased to 5.9% in 2004 from 6.3% in 2003 and 7.0% in 2002. The decrease in 2004 was attributable to a decrease in rates on loans, investment securities and other interest-earning assets. The average balance of interest-earning assets increased $5.7 million in 2004, $7.1 million in 2003 and $3.9 million in 2002 primarily in response to corresponding increases in deposit accounts and borrowings.

The Company's primary source of interest income for the three-year period ended December 31, 2004 was from loans receivable. Interest income from loans receivable was $5.4 million, $5.7 million and $6.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The average yield earned on loans receivable was 7.8% in 2002, decreased to 7.4% in 2003 and decreased to 7.0% in 2004. The average balances of loans receivable increased during the period with a $4,900,000 increase in 2002 due to strong loan demand in the Bank's market area, a $903,000 increase in 2003 and a $219,000 decrease in 2004. Interest income on investment securities increased in 2004 by $266,000 due to an increase in average balances of $7.2 million, and decreased in 2003 by $58,000 due to an 80 basis point decrease in average rates, and decreased in 2002 by $151,000 due to a 70 basis point decrease in average rates.

Interest Expense. Interest expense totaled $1.7 million, $1.7 million and $2.1 million for the three years ended December 31, 2004, 2003 and 2002, respectively. The decrease in interest expense of $30,000 during 2004 was due to a 10 basis point decrease in average rates. Since the average rate received on the Bank's interest-earning assets decreased, management reduced the interest rates paid on interest-bearing liabilities. The decrease in interest expense during 2003 was due to a 60 basis point decrease in average rates partially offset by a $5.1 million increase in average interest-bearing liabilities. The increase in interest expense during 2002 was due to a 190 basis point increase in average rates.

Net Interest Income. Net interest income was $5.2 million, $5.2 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002. The net interest spread for 2004 was 4.3% compared to 4.6% in 2003 and 4.7% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.2% in 2004 from 114.6% in 2003 and decreased in 2002 to 113.3%. The Company's net interest margin decreased in 2004 to 4.5% from 4.6% in 2003, and 4.9% in 2002. Since the Bank is liability sensitive, it usually will have increases in net interest income in a falling rate environment and decreases in net interest income in rising rate environments.

Provision for Loan Losses. The provision for loan losses was $100,000 in 2004 and $144,000 in 2003 and $129,000 in 2002. The amount of provision for any period is determined as of the end of the period based on a comparison of the amount of existing loan loss reserves with management's analysis of various risk factors that affect the loan portfolio. At December 31, 2004, the ratio of the allowance to nonperforming loans was 127.94%.

Noninterest Income. Noninterest income for the years ended December 31, 2004, 2003 and 2002 was $521,000, $561,000 and $413,000, respectively. Noninterest income consists primarily of customer service fees related to customers' deposit accounts and loan service charges. Noninterest income decreased from 2003 to 2004 primarily due to the reduction in the gain on the sale of investment securities ($26,000 in 2004 compared to $105,000 in 2003) and partially offset by the increase in the cash surrender value of life insurance. Noninterest income increased from 2002 to 2003 primarily due to gains on sales of investment securities of $105,000 and an increase in deposit account service charges of $56,000.

Noninterest Expense. Noninterest expense for the years ended December 31, 2004, 2003 and 2002 was $3.0 million, $2.8 million and $2.6 million, respectively. The increase in noninterest expense in 2004 was primarily due to increases in compensation and benefits expense and data processing fees. The increase in noninterest expense in 2003 was also primarily due to increases in compensation and benefits expense and data processing fees.

The Company's operating efficiency, measured by its efficiency ratios (noninterest expense divided by the total of net interest income and noninterest income), for the years ended December 31, 2004, 2003, and 2002 was 52.38%, 49.94% and 47.51%. The increase in the ratio during 2004 was due to an increase in noninterest expense. The ratios of noninterest expense to average total assets were 2.48%, 2.49%, and 2.41% for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes. The Company's effective tax rate was 27.24%, 29.19%, and 35.7% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's effective tax rates for 2004 and 2003 were lower than 2002 due to adjustments in the Bank's deferred income tax liabilities in accordance with applicable accounting standards and due to the surrender of stock options during 2003 and 2004. See Note 8 of the Notes to Consolidated Financial Statements.

Sources of Capital and Liquidity

The Bank has historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. The Company seeks to maintain high levels of regulatory capital to give the Company maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of its policy of moderate growth generally confined to its market area. Average equity to average total assets at December 31, 2004, 2003 and 2002 was 14.5%, 14.2%, and 13.9%,
respectively. At December 31, 2004, the Bank exceeded all current regulatory capital requirements and met the definition of a "well capitalized" institution, the highest regulatory category.

The Bank seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of lending and investment opportunities and deposit pricing, and in order to meet funding needs of deposit outflows and loan commitments. Historically, the Bank has been able to meet its liquidity demands through internal sources of funding.

The Company's most liquid assets are cash and amounts due from depository institutions, which are short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on its operating, financing and investing activities during any given period. At December 31, 2004, 2003 and 2002, cash and amounts due from depository institutions totaled $3.4 million, $5.2 million and $5.4 million, respectively.

The Company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and earnings. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan and investment securities prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. The Company does not solicit deposits outside of its market area through brokers or other financial institutions. However, the Company has received deposit relationships referred to it from a broker during 2004 which total approximately $7.9 million at December 31, 2004.

The Company has also designated all of its investment securities as available for sale in order to meet liquidity demands. At December 31, 2004, it had designated securities with a fair value of $35.6 million as available for sale. In addition to internal sources of funding, the Company as a member of the FHLB of Cincinnati has substantial borrowing authority with the FHLB. The Company's use of a particular source of funds is based on need, comparative total costs and availability.

At December 31, 2004, the Company had outstanding approximately $3.1 million in commitments to originate loans and unused lines of credit. At the same date, the total amount of certificates of deposit which were scheduled to mature in one year or less was $54.2 million. The Company anticipates that it will have resources to meet its current commitments through internal funding sources described above. Historically, it has been able to retain a significant amount of its certificates of deposit as they mature.

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

Impact of New Accounting Standards

The following are recently issued accounting pronouncements:

Derivative Instruments and Hedging Activities
---------------------------------------------

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities". This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Management does not expect this statement to have any significant impact on the Bank's financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
--------------------------------------------------------------------------------

In May 2003, the financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not expect this statement to have a significant impact on the Bank's financial position or results of operations.

Consolidation of Variable Interest Entities
-------------------------------------------

In December 2003, the FASB issued revised Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary, which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. This Interpretation is effective for the Bank in the first fiscal year or interim period ending after December 15, 2004. The Bank does not presently have any related entities considered to be variable interest entities and this Standard is not expected to have a material effect on the Bank's financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer
----------------------------------------------------------------------

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Bank does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

Meaning of Other-Than-Temporary Impairment
------------------------------------------

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" ("Issue 03-1"). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments, and required certain additional financial statement disclosures. The implementation of the "Other-than-Temporary Impairment" component of this consensus has been postponed. The adoption of the guidance contained in this EITF consensus did not have a material effect on the Bank's financial statements.

Share-Based Payment
-------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Bank beginning January 1, 2006. The Bank is currently evaluating the provisions of SFAS No. 123(R) to determine its impact on the Bank's financial statements in future periods.

Exchanges of Non-Monetary Assets
--------------------------------

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an Amendment to APB opinion No. 29." This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe this Statement will have a material effect on the Bank's financial statements.

Item 7. Financial Statements



                              PUGH & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
WILL J. PUGH, CPA
RONNIE G. CATE, CPA      HOME FEDERAL PLAZA - SUITE 200         MEMBERS
C. LARRY ELMORE, CPA      315 NORTH CEDAR BLUFF ROAD
W. JAMES PUGH, JR., CPA  KNOXVILLE, TENNESSEE 37923     AMERICAN INSTITUTE OF
DANIEL C. FRANKLIN, CPA         ___________         CERTIFIED PUBLIC ACCOUNTANTS
JAMES H. JONES, CPA
LISA W. HILL, CPA           P.O. BOX 31409              TENNESSEE SOCIETY OF
SUSAN R. FOARD, CPA KNOXVILLE, TENNESSEE 37930-1409 CERTIFIED PUBLIC ACCOUNTANTS ANDREW R. HARPER, CPA
                         865-769-0660 800-332-7021
                         TELECOPIER 865-769-1660


             Report of Independent Registered Public Accounting Firm


Board of Directors
United Tennessee Bankshares, Inc.
Newport, Tennessee

We have audited the accompanying consolidated statements of financial condition of United Tennessee Bankshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Tennessee Bankshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with U.S. generally accepted accounting principles.

                                  Pugh &Company, P.C.
                                  Certified Public Accountants
                                  Knoxville, Tennessee
                                  March 22, 2005

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                    As of December 31,          2004                  2003
                                                                        -----------------    ------------------
                                      ASSETS

Cash and Amounts Due From Depository Institutions                       $   3,444,274        $       5,195,746
Investment Securities Available for Sale, at Fair Value                    35,579,028               29,756,283
Loans Receivable, Net                                                      78,829,531               77,952,692
Premises and Equipment, Net                                                 1,713,961                  996,014
Accrued Interest Receivable                                                   573,146                  559,217
Real Estate Acquired Through Foreclosure                                      128,085                   48,368
Intangible Assets, Net                                                        713,258                  793,250
Cash Surrender Value of Life Insurance                                      1,597,352                1,529,270
Prepaid Expenses and Other Assets                                              80,277                  151,296
                                                                        -----------------    ------------------

TOTAL ASSETS                                                            $ 122,658,912        $     116,982,136
                                                                        =================    ==================

                             LIABILITIES AND EQUITY
LIABILITIES
 Deposits:
  Demand                                                                $  39,077,645        $       40,912,082
  Term                                                                  $  61,841,807                57,195,215
                                                                        -----------------    ------------------
   Total Deposits                                                         100,919,452                98,107,297

Advances From Federal Home Loan Bank                                        1,000,000                         0
Accrued Interest Payable                                                      135,322                    79,290
Deferred Income Taxes                                                         560,974                   652,623
Accrued Benefit Plan Liabilities                                            1,530,740                 1,182,688
Other Liabilities                                                              93,697                    67,282
                                                                        -----------------    ------------------
   Total Liabilities                                                      104,240,185               100,089,180
                                                                        -----------------    ------------------

SHAREHOLDERS' EQUITY
 Common Stock - No Par Value, Authorized 20,000,000
  Shares; Issued and Outstanding 1,196,999 Shares in 2004
  (1,230,379 Shares in 2003)                                                11,098,338               11,664,690
 Unearned Compensation - Employee Stock Ownership Plan                        (179,990)                (350,526)
 Shares in Grantor Trust - Contra Account                                     (223,661)                (216,281)
 Shares in Stock Option Plan Trusts - Contra Account                          (749,754)              (1,122,198)
 Retained Earnings                                                           7,257,394                5,785,527
 Accumulated Other Comprehensive Income                                      1,216,400                1,131,744
                                                                        -----------------    ------------------
   Total Shareholders' Equity                                               18,418,727               16,892,956
                                                                        -----------------    ------------------

TOTAL LIABILITIES AND EQUITY                                            $  122,658,912      $       116,982,136
                                                                        =================    ==================

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME



                                 For the Years Ended December 31,          2004                2003                 2002
                                                                     ----------------    -----------------    -----------------
INTEREST INCOME
 Loans                                                               $    5,432,343      $       5,741,974            5,971,720
 Investment Securities                                                    1,419,250              1,152,917            1,211,497
 Other Interest-Earning Assets                                               12,837                 31,770               30,171
                                                                     ----------------    -----------------    -----------------
  Total Interest Income                                                   6,864,430              6,926,661            7,213,388
                                                                     ----------------    -----------------    -----------------

INTEREST EXPENSE
 Deposits                                                                 1,644,581              1,677,877            2,122,007
 Advances From Federal Home Loan Bank                                         5,405                  1,949                  452
                                                                     ----------------    -----------------    -----------------
  Total Interest Expense                                                  1,649,986              1,679,826            2,122,459
                                                                     ----------------    -----------------    -----------------

NET INTEREST INCOME                                                       5,214,444              5,246,835            5,090,929

PROVISION FOR LOAN LOSSES                                                   100,000                144,000              129,000
                                                                     ----------------    -----------------    -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       5,114,444              5,102,835            4,961,929
                                                                     ----------------    -----------------    -----------------

NONINTEREST INCOME
 Deposit Account Service Charges                                            300,681                299,269              242,895
 Loan Service Charges and Fees                                               74,170                 73,760               79,729
 Net Gain on Sales of Investment Securities Available for Sale               25,549                105,025               45,803
 Increase in Cash Surrender Value of Life Insurance                          68,082                 29,270                    0
 Other                                                                       53,011                 53,253               44,827
                                                                     ----------------    -----------------    -----------------
  Total Noninterest Income                                                  521,493                560,577              413,254
                                                                     ----------------    -----------------    -----------------

NONINTEREST EXPENSE
 Compensation and Benefits                                               1,693,093               1,535,181            1,355,550
 Occupancy and Equipment                                                   258,596                 259,484              304,407
 Federal Deposit Insurance Premiums                                         54,000                  60,000               52,000
 Data Processing Fees                                                      348,535                 296,592              262,254
 Advertising and Promotion                                                  75,228                  83,207               85,351
 Amortization                                                               79,992                  79,992               80,992
 Other                                                                     494,880                 516,291              494,918
                                                                     ----------------    -----------------    -----------------
   Total Noninterest Expense                                              3,004,324               2,830,747            2,635,472
                                                                     ----------------    -----------------    -----------------

INCOME BEFORE INCOME TAXES                                               2,631,613               2,832,665            2,739,711

INCOME TAXES                                                               716,811                 826,472              977,907
                                                                     ----------------    -----------------    -----------------
NET INCOME                                                           $   1,914,802       $      2,006,193     $       1,761,804
                                                                     ================    =================    =================

EARNINGS PER SHARE:
 Basic                                                               $       1.58        $           1.58    $            1.33
                                                                     ================    =================    =================

 Diluted                                                             $       1.58        $           1.58     $           1.33
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  For the Years Ended December 31,           2004                2003                2002
                                                                        -----------------    ---------------     ---------------
 NET INCOME                                                             $  1,914,802         $   2,006,193       $   1,761,804
                                                                        -----------------    ---------------     ---------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized Gains (Losses) on Investment Securities
  Available for Sale                                                         162,091              (554,125)            453,216
 Reclassification Adjustment for Gains Included
  In Net Income                                                              (25,549)             (105,025)            (45,803)
 Income Taxes Related to Unrealized Gains/Losses
  on Investment Securities Available for Sale                                (51,886)              250,477            (154,817)
                                                                        -----------------    ---------------     ---------------
   Other Comprehensive Income (Loss), Net of Tax                              84,656              (408,673)            252,596
                                                                        -----------------    ---------------     ---------------
COMPREHENSIVE INCOME                                                    $  1,999,458         $   1,597,520       $   2,014,400
                                                                        =================    ===============     ===============


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2004

                                                                                    Unearned          Shares in          Shares in
                                                                    Common        Compensation-     Grantor Trust       MRP Plan -
                                                                    Stock             ESOP          Contra Account    Contra Account
                                                                 ------------    ---------------    --------------    --------------
BALANCES, JANUARY 1, 2002                                        $12,719,235       $ (678,370)      $  (195,149)      $   (209,770)

Purchase and Retirement of Common Stock                             (157,308)               0                 0                  0
Net Income                                                                  0               0                 0                  0
Dividends Paid                                                              0               0                 0                  0
Payment of ESOP Loan With ESOP Contribution and Dividends                   0         161,797                 0                  0
Received
Purchase of Additional Shares of Common Stock Pursuant to                   0               0           (3,846)                  0
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                 0               0                 0            153,576
Decrease in Cost of Shares in Stock Option Plan Trusts                      0               0                 0                  0
Costs Associated With Stock Options Surrendered                             0               0                 0                  0
Retirement of Shares Held in Stock Option Plan Trusts                (114,075)              0                 0                  0
Other Comprehensive Income                                                  0               0                 0                  0
                                                                  ------------   -------------     ------------       ------------
BALANCES, DECEMBER 31, 2002                                        12,447,852        (516,573)         (198,995)           (56,194)

Purchase of Common Stock                                                    0               0                 0                  0
Net Income                                                                  0               0                 0                  0
Dividends Paid                                                              0               0                 0                  0
Payment on ESOP Loan With ESOP Contribution and Dividends                   0         166,047                 0                  0
Received
Purchase of Additional Shares of Common Stock Pursuant to                   0               0          (17,286)                  0
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                 0               0                 0             11,236
Decrease in Cost of Shares in Stock Option Plan Trusts                      0               0                 0                  0
Costs Associated With Stock Options Surrendered                             0               0                 0                  0
Proceeds From Exercise of Stock Options                                     0               0                 0                  0
Retirement of Shares Held in Stock Option Plan Trusts                (783,162)              0                 0             44,958
Other Comprehensive Loss                                                    0               0                 0                  0
                                                                 ------------    ------------      ------------       ------------
BALANCES, DECEMBER 31, 2003                                        11,664,690        (350,526)         (216,281)                 0

Purchase of Common Stock                                                    0               0                 0                  0
Net Income                                                                  0               0                 0                  0
Dividends Paid                                                              0               0                 0                  0
Payment on ESOP Loan With ESOP Contribution and Dividends                   0         170,536                 0                  0
Received
Purchase of Additional Shares of Common Stock Pursuant to
Grantor Trust
    From Stock Option Plan Trusts                                           0               0            (7,380)                 0
Decrease in Cost of Shares in Stock Option Plan Trusts                      0               0                 0                  0
Costs Associated With Stock Options Surrendered                             0               0                 0                  0
Proceeds From Exercise of Stock Options                                     0               0                 0                  0
Retirement of Shares Held in Stock Option Plan Trusts                (566,352)              0                 0                  0
Other Comprehensive Income                                                  0               0                 0                  0
                                                                 ------------    ------------    --------------    ---------------
BALANCES, DECEMBER 31, 2004                                      $ 11,098,338    $   (179,990)   $     (223,661)   $             0
                                                                 ============    ============    ==============    ===============


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                   For the Three Years Ended December 31, 2004


                                                                   Shares in                         Accumulated
                                                                 Stock Option                           Other              Total
                                                                  Plan Contra        Retained       Comprehensive      Shareholders'
                                                                    Account          Earnings           Income            Equity
                                                                 -------------    --------------    --------------    --------------
BALANCES, JANUARY 1, 2002                                        $  (1,591,409)   $    2,835,393    $    1,287,821    $  14,167,751

Purchase and Retirement of Common Stock                                      0                 0                 0         (157,308)
Net Income                                                                   0         1,761,804                 0        1,761,804
Dividends Paid                                                               0         (397,732)                 0         (397,732)
Payment of ESOP Loan With ESOP Contribution and Dividends                    0                 0                 0          161,797
Received
Purchase of Additional Shares of Common Stock Pursuant to                    0                 0                 0           (3,846)
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                  0                 0                 0          153,576
Decrease in Cost of Shares in Stock Option Plan Trusts                  56,527                 0                 0           56,527
Costs Associated With Stock Options Surrendered                        (70,192)                0                 0          (70,192)
Retirement of Shares Held in Stock Option Plan Trusts                  114,075                 0                 0                0
Other Comprehensive Income                                                   0                 0           252,596          252,596
                                                                 -------------    --------------    --------------    -------------

BALANCES, DECEMBER 31, 2002                                         (1,490,999)        4,199,465         1,540,417       15,924,973

Purchase of Common Stock                                               (16,739)                0                 0          (16,739)
Net Income                                                                   0         2,006,193                 0        2,006,193
Dividends Paid                                                               0         (420,131)                 0         (420,131)
Payment on ESOP Loan With ESOP Contribution and Dividends                    0                 0                 0          166,047
Received
Purchase of Additional Shares of Common Stock Pursuant to                    0                 0                 0          (17,286)
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                  0                 0                 0           11,236
Decrease in Cost of Shares in Stock Option Plan Trusts                  46,082                 0                 0           46,082
Costs Associated With Stock Options Surrendered                       (407,346)                0                 0         (407,346)
Proceeds From Exercise of Stock Options                                  8,600                 0                 0            8,600
Retirement of Shares Held in Stock Option Plan Trusts                  738,204                 0                 0                0
Other Comprehensive Loss                                                     0                 0          (408,673)        (408,673)
                                                                 -------------    --------------    --------------    --------------

BALANCES, DECEMBER 31, 2003                                         (1,122,198)        5,785,527         1,131,744       16,892,956

Purchase of Common Stock                                              (118,890)                0                 0         (118,890)
Net Income                                                                   0         1,914,802                 0        1,914,802
Dividends Paid                                                               0         (442,935)                 0         (442,935)
Payment on ESOP Loan With ESOP Contribution and Dividends                    0                 0                 0          170,536
Received
Purchase of Additional Shares of Common Stock Pursuant to
Grantor Trust
    From Stock Option Plan Trusts                                        7,380                 0                 0                0
Decrease in Cost of Shares in Stock Option Plan Trusts                  27,450                 0                 0           27,450
Costs Associated With Stock Options Surrendered                       (322,268)                0                 0         (322,268)
Proceeds From Exercise of Stock Options                                212,420                 0                 0          212,420
Retirement of Shares Held in Stock Option Plan Trusts                  566,352                 0                 0                0
Other Comprehensive Income                                                   0                 0            84,656           84,656
                                                                 -------------    --------------    --------------    -------------
BALANCES, DECEMBER 31, 2004                                      $    (749,754)   $    7,257,394  $      1,216,400    $  18,418,727
                                                                 =============    ==============    ==============    =============


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                          For the Years Ended December 31,         2004              2003              2002

                                                                              --------------    --------------    --------------
OPERATING ACTIVITIES
 Net Income                                                                   $  1,914,802      $   2,006,193     $   1,761,804
                                                                              --------------    --------------    --------------

 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses                                                       100,000            144,000           129,000
   Depreciation                                                                     85,235             99,237            92,766
   Amortization                                                                     79,992             79,992            80,992
   Amortization of Investment Securities Premiums and Discounts, Net                74,558            142,721            83,750
   Increase (Decrease) in Unearned Loan Fees                                        (4,934)           (19,426)           20,523
   Net Loss (Gain) on Sales of Foreclosed Real Estate                              (10,400)             7,951             8,026
   Federal Home Loan Bank Stock Dividends                                          (38,800)           (36,423)          (40,100)
   Increase in Cash Surrender Value of Life Insurance                              (68,082)           (29,270)                0
   Net Gain on Sales of Investment Securities
    Available for Sale                                                             (25,549)          (105,025)          (45,803)
   Deferred Income Tax Benefit                                                    (143,535)          (104,412)          (16,201)
   (Increase) Decrease in:
    Accrued Interest Receivable                                                    (13,929)           110,241           (66,799)
    Prepaid Expenses and Other Assets                                               71,019            (16,028)          (99,005)
   Increase (Decrease) in:
    Accrued Interest Payable                                                        56,032            (52,393)          (29,871)
    Accrued Income Taxes                                                                 0                  0            (1,995)
    Accrued Benefit Plan Liabilities                                               348,052            326,222           113,289
    Other Liabilities                                                               26,415            (17,992)           27,646
                                                                              --------------    --------------    --------------
     Total Adjustments                                                             536,074            529,395           256,218
                                                                              --------------    --------------    --------------
      Net Cash Provided by Operating Activities                                  2,450,876          2,535,588         2,018,022
                                                                              --------------    --------------    --------------

INVESTING ACTIVITIES
 Purchase of Investment Securities Available for Sale                          (14,727,982)       (14,657,955)      (11,308,648)
 Proceeds From Sales of Investment Securities
  Available for Sale                                                               715,794          1,836,236         3,381,938
 Proceeds From Maturities of Investment Securities
  Available for Sale                                                             5,700,000          4,000,000         3,000,000
 Principal Payments Received on Investment Securities
  Available for Sale                                                             2,615,776          3,672,273         4,466,907
 Net (Increase) Decrease in Loans                                               (1,377,188)           314,196        (6,478,110)
 Purchases of Premises and Equipment, Net                                         (803,182)          (126,177)         (565,467)
 Proceeds From Sales of Foreclosed Real Estate                                     335,966             40,443            32,564
Investment in Cash Surrender Value of Life Insurance                                     0         (1,500,000)                0
                                                                              --------------    --------------    --------------
      Net Cash Used in Investing Activities                                     (7,540,816)        (6,420,984)       (7,470,816)
                                                                              --------------    --------------    --------------


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                                          For the Years Ended December 31,         2004             2003              2002
                                                                              --------------    -------------     -------------

FINANCING ACTIVITIES
 Purchase and Retirement of Common Stock                                               0                   0          (157,308)
 Dividends Paid                                                                 (442,935)           (420,131)         (397,732)
 Decrease in Cost of Shares in Stock Option Plan Trusts                           27,935              46,082            56,527
 Proceeds From Exercise of Stock Options                                         212,420               8,600                 0
 Costs Associated With Stock Options Surrendered                                (322,268)           (407,346)          (70,192)
 Distribution of Common Stock Pursuant to MRP Plan                                     0              11,236           153,576
 Purchase of Common Stock for Director's Long-Term
  Incentive Plan and Stock Option Plan Trusts                                   (118,890)            (34,025)           (3,846)
Payment on ESOP Loan and Release of Shares                                       170,536             166,047           161,797
 Net Increase in Deposits                                                      2,812,155           4,360,682         8,936,789
 Advances From Federal Home Loan Bank                                          1,000,000                   0                 0
                                                                              --------------    -------------     -------------
      Net Cash Provided by Financing Activities                                3,338,468           3,731,145         8,679,611
                                                                              --------------    -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,751,472)           (154,251)        3,226,817

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   5,195,746           5,349,997         2,123,180
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $3,444,274        $  5,195,746      $  5,349,997
                                                                              ==============    =============     =============

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                                    $1,594,044        $  1,732,219      $  2,152,330
  Income Taxes                                                                $  812,361        $  1,005,820      $  1,033,225

Supplementary Disclosures of Noncash Investing Activities:
 Acquisition of Foreclosed Real Estate                                        $  490,283        $     73,856      $    177,996
 Sale of Foreclosed Real Estate by Origination of Mortgage Loans              $   85,000        $    103,500      $     11,000
 Change in Unrealized Gain/Loss on Investment
  Securities Available for Sale                                               $  135,542        $   (659,150)     $    407,413
 Change in Deferred Income Taxes Associated With Unrealized
  Gain/Loss on Investment Securities Available for Sale                       $   51,886        $   (250,477)     $    154,817
 Change in Net Unrealized Gain/Loss on Investment
  Securities Available for Sale                                               $   84,656        $   (408,673)     $    252,596
 Retirement of Common Stock Held in Trusts                                    $  566,352        $    783,162      $    114,075



The accompanying notes are an integral part of these financial statemens.

                        UNITED TENNESSEE BANKSHARES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003, and 2002


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

Consolidated Statement of Comprehensive Income - The Financial Accounting Standards Board has issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The object of the statement is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with owners. Items included in comprehensive income include revenues, gains, and losses that under accounting principles generally accepted in the United States of America are directly charged to equity. Examples include foreign currency translations, pension liability adjustments, and net unrealized gains and losses on investment securities available for sale.

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

Cash and Cash Equivalents - Cash and cash equivalents include "Cash and Amounts Due From Depository Institutions."

Cash and Amounts Due From Depository Institutions - Cash and amounts due from depository institutions includes the following approximate amounts on deposit with the Federal Home Loan Bank of Cincinnati as of December 31:

                                                 2004               2003
                                            ---------------   -----------------
        Unrestricted Deposits                  $1,371,000       $3,629,000
                                      -49-

Investment Securities - In accordance with SFAS No. 115, the Company and Bank have segregated all their investment securities into the available for sale category. These securities are carried at fair value based on quoted market prices for securities that are marketable. Fair value for non-marketable securities is estimated to be equivalent to historical cost. Securities may be sold in response to changes in interest rates, liquidity needs, or for other purposes. Any unrealized gain or loss is reported in the consolidated statements of comprehensive income, net of any deferred tax effect. Realized gains or losses on the sales of securities are based on the net proceeds and amortized cost of the securities sold, using the specific identification method. See Note 2 for additional information on investment securities.

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

Premises and  Equipment,  Net - Premises and  equipment  are stated at cost less accumulated depreciation. Depreciation, computed principally using the straight-line method for financial accounting purposes and accelerated methods for income tax reporting purposes, is based on estimated useful lives of three to thirty years.

Amortization of Intangible Assets - The depositor-relationship intangible asset is being amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over fifteen years (see Note 5).

Income Taxes - Income taxes are provided in accordance with SFAS No. 109 for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of investment securities, allowance for loan losses, deferred loan fees and other deferred items, and accumulated depreciation for financial accounting and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. An appropriate provision is made in the consolidated financial statements for deferred income taxes in recognition of these differences.

Stock Option Plan - The Company has a stock option plan that is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in consolidated net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                           2004                 2003                 2002
                                                                      ----------------     ----------------    -----------------
Net Income, as Reported                                               $     1,914,802      $    2,006,193      $     1,761,804
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                         0              (8,210)            (148,967)
                                                                      ----------------     ----------------    -----------------
Pro Forma Net Income                                                  $     1,914,802      $    1,997,983      $     1,612,837
                                                                      ================     ================    =================

Earnings Per Share:
 Basic - as Reported                                                  $          1.58      $         1.58      $          1.33
                                                                      ================     ================    =================
 Basic - Pro Forma                                                    $          1.58      $         1.57      $          1.22
                                                                      ================     ================    =================
 Diluted - as Reported                                                $          1.58      $         1.58      $          1.33
                                                                      ================     ================    =================
 Diluted - Pro Forma                                                  $          1.58      $         1.57      $          1.22
                                                                      ================     ================    =================

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

Earnings per share have been computed based on the following:

                                                                                       Years Ended December 31,
                                                                         -----------------------------------------------------
                                                                             2004               2003                2002
                                                                         --------------    ----------------    ---------------

Average number of shares outstanding                                         1,213,582           1,271,232          1,321,186
Effect of dilutive options                                                           0                   0              1,458
                                                                         --------------    ----------------    ---------------
Average number of shares outstanding used                                    1,213,582           1,271,232          1,322,644
 to calculate diluted earnings per share
                                                                         ==============    ================    ===============

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows:

                                                                    Investment Securities Available for Sale
                                                      ------------------------------------------------------------------------
                                                                            Gross               Gross            Estimated
                                                        Amortized         Unrealized         Unrealized             Fair
                                                           Cost             Gains              Losses              Value
                                                      ---------------   ---------------     --------------     ---------------
As of December 31, 2004
Debt Securities:
 Obligations of  U.S. Government
  Corporations and Agencies                           $   16,532,036    $      123,776      $    (54,440)      $   16,601,372
 Mortgage-Backed Securities                               10,702,666            18,167          (142,128)          10,578,705
 Corporate Debt Securities                                 1,472,992            44,022                 0            1,517,014
 Obligations of States and
  Political Subdivisions                                   3,806,094            75,901           (18,246)           3,863,749
                                                      ---------------   ---------------     --------------     ---------------
   Total Debt Securities                                  32,513,788           261,866          (214,814)          32,560,840
                                                      ---------------   ---------------     --------------     ---------------

Equity Securities:
 Federal Home Loan Bank
  of Cincinnati Stock, at Cost                               972,200                 0                 0              972,200
 Federal Home Loan Mortgage
  Corporation Stock                                           25,783         1,914,885                 0            1,940,668
 Intrieve, Inc. Stock, at Cost                               105,320                 0                 0              105,320
                                                      ---------------   ---------------     --------------     ---------------
   Total Equity Securities                                 1,103,303         1,914,885                 0            3,018,188
                                                      ---------------   ---------------     --------------     ---------------
                                                      $   33,617,091    $    2,176,751      $   (214,814)      $   35,579,028
                                                      ===============   ===============     ==============     ===============

                                                                     Investment Securities Available for Sale
                                                      ------------------------------------------------------------------------
                                                                            Gross               Gross            Estimated
                                                        Amortized         Unrealized         Unrealized             Fair
                                                           Cost             Gains              Losses              Value
                                                      ---------------   ---------------     --------------     ---------------
As of December 31, 2003
Debt Securities:
 Obligations of  U.S. Government
  Corporations and Agencies                        $      15,067,343           352,410   $      (352,410)   $      15,381,194
 Mortgage-Backed Securities                                8,496,605            70,940           (53,789)           8,513,756
 Corporate Debt Securities                                 1,226,835            70,147                 0            1,296,982
 Obligations of States and
  Political Subdivisions                                   2,075,602            71,549                 0            2,147,151
                                                      ---------------   ---------------     --------------     ---------------
   Total Debt Securities                                  26,866,385           565,046           (92,348)          27,339,083
                                                      ---------------   ---------------     --------------     ---------------
Equity Securities:
 Federal Home Loan Bank
  of Cincinnati Stock, at Cost                               933,400                 0                 0              933,400
 Federal Home Loan Mortgage
  Corporation Stock                                           25,783         1,352,697                 0            1,378,480
 Intrieve, Inc. Stock, at Cost                               105,320                 0                 0              105,320
                                                      ---------------   ---------------     --------------     ---------------
    Total Equity Securities                                1,064,503         1,352,697                 0            2,417,200
                                                      ---------------   ---------------     --------------     ---------------
                                                    $     27,930,888         1,917,743      $    (92,348)          29,756,283
                                                      ===============   ===============     ==============     ===============

The obligations of states and political subdivisions shown above are issued by state and local governmental instrumentalities in the State of Tennessee and are backed by the full faith and credit of said issuing instrumentalities.

Gross realized gains and losses from sales of investment securities classified as available for sale are as follows:
                                         For the Years Ended December 31,
                           -----------------------------------------------------
                                  2004               2003               2002
                           ---------------    ---------------   ----------------
Gross Realized Gains          $    25,549       $  105,025         $    47,467
Gross Realized Losses                   0                0              (1,664)
                           ---------------    ---------------   ----------------
                              $    25,549       $  105,025         $    45,803
                           ===============    ===============   ================

Mortgage-backed securities consist of the following:

                                                             December 31, 2004                      December 31, 2003
                                                      ---------------------------------     ----------------------------------
                                                        Amortized         Estimated           Amortized          Estimated
                                                           Cost           Fair Value            Cost             Fair Value
                                                      ---------------   ---------------     --------------     ---------------
FNMA Certificates                                     $    6,465,886         6,421,146      $   4,576,781       $   4,616,311
FHLMC Certificates                                         4,236,780         4,157,559          3,919,824           3,897,445

                                                      ---------------   ---------------     --------------     ---------------
                                                      $   10,702,666        10,578,705      $   8,496,605       $   8,513,756
                                                      ===============   ===============     ==============     ===============

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2004, by contractual maturity, are as follows:

                                                          Amortized           Estimated
                                                             Cost            Fair Value
                                                      ---------------     --------------

Due in One Year or Less                               $    1,605,734      $   1,635,422
Due After One Year  Through Five Years                    13,473,350         13,574,899
Due After Five Years  Through Ten Years                    5,685,054          5,713,618
Due After Ten Years                                        1,046,984          1,058,195
                                                      ---------------     --------------
                                                          21,811,122         21,982,134
Mortgage-Backed Securities                                10,702,666         10,578,706
                                                      ---------------     --------------
                                                      $   32,513,788      $  32,560,840
                                                      ===============     ==============

Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with book values of approximately $14,375,000 and $11,495,000 (which approximates market values) as of December 31, 2004 and 2003, respectively, were pledged to secure deposits of public funds.

Investment securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                       Less Than 12 Months              12 Months or Greater                     Total
                                   -----------------------------     ----------------------------    ------------------------------
                                                       Gross                            Gross                             Gross
                                                    Unrealized                       Unrealized                        Unrealized
                                    Fair Value        Losses         Fair Value        Losses         Fair Value         Losses
                                   -------------    ------------     ------------    ------------    --------------    ------------


As of December 31, 2004:
Obligations of U.S.
  Government Corporations
    and Agencies                  $   4,981,225    $   (36,360)     $  1,482,190    $   (17,810)    $    6,463,415    $   (54,440)
Mortgage-Backed Securities            5,398,435        (85,606)        2,534,662        (56,522)         7,933,097       (142,128)
Obligations of States and
  Political Subdivisions                509,303         (9,870)          282,910         (8,376)           792,213        (18,246)

                                   -------------    ------------     ------------    ------------    --------------    ------------
     Total                        $  10,888,963    $  (132,106)     $  4,299,762    $    (82,708)   $   15,188,725    $  (214,814)
                                   =============    ============     ============    ============    ==============    ============

As of December 31, 2003:
Obligations of U.S.
  Government Corporations
    and Agencies                  $   2,462,495    $   (38,559)     $          0    $          0    $    2,462,495    $   (38,559)
Mortgage-Backed Securities            5,346,555        (53,789)                0               0         5,346,555        (53,789)
                                   -------------    ------------     ------------    ------------    --------------    ------------
     Total                        $   7,809,050    $   (92,348)     $          0    $          0    $    7,809,050    $   (92,348)
                                   =============    ============     ============    ============    ==============    ============

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the 28 investment securities with unrealized losses have depreciated approximately 1.4% from the Company's amortized cost basis. These securities are guaranteed by either U.S. government corporations or agencies or other state and local governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Since management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines in fair value are deemed to be other than temporary in nature. Accordingly, management has not recorded any permanent write downs in the carrying values of its investment securities.

NOTE 3 - LOANS RECEIVABLE

The Bank provides mortgage and consumer lending services to individuals primarily in the East Tennessee area. Loans receivable are summarized as follows:

                                                                                                  As of December 31,
                                                                                           ----------------------------------
                                                                                                 2004               2003
                                                                                           ---------------     --------------
First mortgage loans (principally conventional):
 Secured by one-to-four family residences                                                  $   63,036,812      $ 63,335,429
 Secured by other properties                                                                   10,226,974         9,260,858
 Construction loans                                                                             4,172,422         1,768,565
                                                                                           ---------------     --------------
                                                                                               77,436,208        74,364,852
Less:
 Undisbursed portion of construction loans                                                    (2,084,955)          (764,427)
 Net deferred loan origination fees                                                             (347,746)          (352,680)
                                                                                           ---------------     --------------
  Net first mortgage loans                                                                     75,003,507        73,247,745
                                                                                           ---------------     --------------

Consumer and commercial loans:
 Loans to depositors, secured by deposits                                                       1,224,397         1,293,015
 Automobile                                                                                     1,281,757         1,488,273
 Home equity and second mortgage                                                                  733,159         1,340,969
 Other                                                                                          1,567,186         1,504,344
                                                                                           ---------------     --------------
  Net consumer and commercial loans                                                             4,806,499         5,626,601
Less allowance for loan losses                                                                  (980,475)          (921,654)
                                                                                           ---------------     --------------
                                                                                           $   78,829,531      $ 77,952,692
                                                                                           ===============     ==============

The Bank had outstanding loan commitments of approximately $0 and $166,000 (in addition to undisbursed portion of construction loans). The rates ranged from 3.00% to 8.75% as of December 31, 2003.

Activity in the allowance for loan losses consists of the following:

                                                                                   For the Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2004               2003               2002
                                                                        ---------------    ---------------     --------------
Allowance at beginning of year                                          $      921,654     $     803,037       $    719,333
 Provision charged to expense                                                  100,000           144,000            129,000
 Recoveries of loans previously charged off                                      3,160               900              2,523
 Loans charged off                                                             (44,339)          (26,283)           (47,819)
                                                                        ---------------    ---------------     --------------
Allowance at end of year                                                $      980,475     $     921,654       $    803,037
                                                                        ===============    ===============     ==============


The Bank has recognized the following amounts related to impaired loans in conformity with FASB Statements No. 114 and No. 118:

                                                                                                  As of December 31,
                                                                                           ----------------------------------
                                                                                                 2004               2003
                                                                                           ---------------     --------------
Recorded value of all impaired loans                                                       $      939,000      $   1,103,000
Average individual loan balance                                                            $       55,000      $      44,000
Total allowance for loan losses related to impaired loans                                  $      140,887      $     255,000

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

                                                                                                     For the Years
                                                                                                   Ended December 31,
                                                                                           ----------------------------------
                                                                                                  2004               2003
                                                                                           ---------------     --------------
Cash receipts applied to reduce principal balance                                          $       97,173      $      77,125
Cash receipts recognized as interest income                                                       130,084             55,733
                                                                                           ---------------     --------------
Total cash receipts                                                                        $      227,257      $     132,858
                                                                                           ===============     ==============

NOTE 4 - PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

                                                   As of December 31,
                                              ----------------------------------
                                                   2004               2003
                                              ---------------     --------------
Land                                          $      579,701      $    579,701
Buildings                                            787,911           787,911
Furniture and Equipment                              653,434           620,723
Construction in Process                              835,315            64,844
                                              ---------------     --------------
                                                   2,856,361         2,053,179
Less Accumulated Depreciation                     (1,142,400)       (1,057,165)
                                              ---------------     --------------
                                              $    1,713,961      $    996,014
                                              ===============     ==============

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 totaled $85,235, $99,237 and $92,766 respectively.

NOTE 5 - INTANGIBLE ASSETS

During 1998, the Bank purchased a branch from Union Planters Bank of the Lakeway Area. The Bank evaluates its intangible assets as required by SFAS No. 142 each year. The Bank's intangible assets as of December 31 are as follows:

                                                                                                2004               2003
                                                                                           ---------------     --------------
Amortized Intangible Assets:
 Branch  Depositor  Relationships  (Core  Deposits)  With Definite  Useful Lives of 15
Years
  Gross Carrying Amount                                                                    $    1,199,876      $   1,199,876
  Accumulated Amortization                                                                       (486,618)          (406,626)
                                                                                           ---------------     --------------
                                                                                           ---------------     --------------
                                                                                           $      713,258      $     793,250
                                                                                           ===============     ==============

Amortization expense related to intangible assets totaled $79,992 for each of the years ended December 31, 2004, 2003 and 2002. Estimated future amortization expense for the next five years is $79,992 for each year.

                                      -57

NOTE 6 - DEPOSITS

A summary of deposits is as follows:

                                                      As of December 31,
                                              ----------------------------------
                                                     2004               2003
                                              ---------------     --------------
Demand Deposits:
 Now Accounts                                 $    10,374,899     $    9,791,419
 Money Market Deposit Accounts                     15,376,247         17,961,577
 Passbook Savings                                  13,326,499         13,159,086
                                              ---------------     --------------
  Total Demand Deposits                            39,077,645         40,912,082
                                              ---------------     --------------

Term Deposits:
 Less Than $100,000                                38,900,880         37,126,574
 $100,000 or More                                  22,940,927         20,068,641
                                              ---------------     --------------
  Total Term Deposits                              61,841,807         57,195,215
                                              ---------------     --------------
                                              $   100,919,452     $   98,107,297
                                              ===============     ==============

Deposits in excess of $100,000 may not be federally insured, depending upon ownership.

The scheduled maturities of certificates of deposit as of December 31, 2004 are as follows:

         2005                          $    54,285,170
         2006                                7,383,957
         2007                                  120,884
         2008                                   51,796
                                       ---------------
                                       $    61,841,807
                                       ===============

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

The Bank obtains short-term advances periodically for operating liquidity. Interest expense associated with the advances from the Federal Home Loan Bank of Cincinnati (FHLB) totaled $5,405 for the year ended December 31, 2004 ($1,949 and $452 in 2003 and 2002). Pursuant to the Bank's collateral agreement with the FHLB, advances are secured by the Bank's FHLB stock and qualifying first mortgage loans. Advances from the FHLB totaled $1,000,000 and $0 as of December 31, 2004 and 2003.

NOTE 8 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate for the following reasons:


                                                                For the Years Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                                2004                           2003                          2002
                                     ---------------------------    ---------------------------    -------------------------
                                                      Percent                        Percent                       Percent
                                                     of Pretax                      of Pretax                     of Pretax
                                       Amount          Income         Amount          Income         Amount        Income
                                     ------------    -----------    -----------     -----------    -----------    ----------

Federal income tax at                $   894,748          34.0%     $  963,106         34.0%       $ 931,502         34.0%
 statutory rate
Increase (decrease) resulting from tax effects of:
  Nontaxable interest
   and dividends                         (48,035)         (1.8)        (35,025)        (1.2)         (16,049)        (0.6)
  Deduction for stock
   options converted to cash            (109,571)         (4.2)       (138,497)        (4.9)         (24,021)        (0.9)
  State excise tax and
   other, net                            (20,331)          (.8)         36,888          1.3           86,475          3.2
                                     ------------    -----------    -----------     -----------    -----------    ----------
                                     $   716,811          27.2%     $  826,472         29.2%       $ 977,907         35.7%
                                     ============    ===========    ===========     ===========    ===========    ==========

Income taxes consist of:

                                              For the Years Ended December 31,
                           -----------------------------------------------------
                                   2004               2003               2002
                           ---------------    ---------------     --------------
Current                    $       860,346    $       930,884     $     994,108
Deferred Benefit                  (143,535)          (104,412)          (16,201)
                           ---------------    ---------------     --------------
                           $       716,811    $       826,472     $     977,907
                           ===============    ===============     ==============

Deferred tax liabilities have been provided for taxable temporary differences related to the allowance for loan losses, accumulated depreciation, investments, and loan fees. Deferred tax assets have been provided for deductible temporary differences related to deferred loan fees, nonqualified retirement plans and deferred compensation plans. The net deferred tax liability in the accompanying consolidated statements of financial condition include the following components:

                                                    As of December 31,
                                            ----------------------------------
                                                    2004               2003
                                            ---------------     --------------
Deferred Tax Liabilities                    $     1,326,465     $    1,251,661
Deferred Tax Assets                                (765,491)          (599,038)
                                             ---------------    --------------
 Net Deferred Tax Liabilities               $       560,974     $      652,623
                                             ===============     ==============
                                      -59-

NOTE 9 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Management believes that the Bank meets all capital adequacy requirements to which it is subject.

Quantitative measures established by OTS regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of "tangible capital" and "core capital" to "adjusted total assets" and "risk-based capital" to "risk-weighted assets" (as defined in the regulations). Reconciliation of capital under accounting principles generally accepted in the United States of America to the capital amounts per the regulations is as follows:


                                                                                                  As of December 31,
                                                                                           --------------------------------
                                                                                                2004               2003
                                                                                           ---------------     ------------
Bank capital (total equity) per accounting principles generally accepted in the            $   17,423,341      $ 15,581,129
 United States of America
Less goodwill, net of amortization                                                              (713,258)          (793,250)
Less net unrealized gain on investment securities available for sale                          (1,218,457)        (1,131,396)
                                                                                           ---------------     ------------
Tangible capital per the regulations                                                           15,491,626        13,656,483
Less adjustments for core capital                                                                       0                (0)
                                                                                           ---------------     ------------
Core capital per the regulations                                                               15,491,626        13,656,483
Add allowable portion of unrealized gain on equity securities available for sale                  862,000                 0
Add allowable portion of allowance for loan losses                                                759,000           688,000
                                                                                           ---------------     ------------
Risk-based capital per the regulations                                                     $   17,112,626      $ 14,344,483
                                                                                           ===============     ============

The Bank's actual capital amounts and minimum capital requirements of the OTS are presented in the following table. All amounts are in thousands of dollars.

                                                                                                       To Comply With
                                                                                                       Minimum Capital
                                                                       Actual                           Requirements
                                                           --------------------------------    --------------------------------
                                                               Amount            Ratio             Amount            Ratio
                                                           ---------------    -------------    ---------------    -------------

As of December 31, 2004:
Tangible Capital (To Adjusted Total Assets)                $   15,492            13.0%             1,788              1.5%
Core Capital (To Adjusted Total Assets)                    $   15,492            13.0%             4,769              4.0%
Risk-Based Capital (To Risk-Weighted Assets)               $   17,113            28.3%             4,838              8.0%

As of December 31, 2003:
Tangible Capital (To Adjusted Total Assets)                $   13,656            12.0%         $   1,702              1.5%
Core Capital (To Adjusted Total Assets)                    $   13,656            12.0%         $   4,539              4.0%
Risk-Based Capital (To Risk-Weighted Assets)               $   14,344            26.2%         $   4,388              8.0%

As of December 31, 2004, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the following table. All amounts are in thousands of dollars.


                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                                      Prompt Corrective
                                                                       Actual                         Action Provisions
                                                           --------------------------------    --------------------------------
                                                               Amount            Ratio             Amount            Ratio
                                                           ---------------    -------------    ---------------    -------------
As of December 31, 2004:
Total Capital (To Risk-Weighted Assets)                    $   17,133            28.3%             6,047             10.0%
Tier I Capital (To Risk-Weighted Assets)                   $   15,492            25.6%             3,628              6.0%
Tier I Capital (To Average Assets)                         $   15,492            13.0%             5,950              5.0%

As of December 31, 2003:
Total Capital (To Risk-Weighted Assets)                   $    14,344            26.2%         $   5,484             10.0%
Tier I Capital (To Risk-Weighted Assets)                  $    13,656            24.9%         $   3,291              6.0%
Tier I Capital (To Average Assets)                        $    13,656            12.0%         $   5,681              5.0%

NOTE 10 - RETIREMENT PLANS

401(k) Retirement Plan - The Bank has established a 401(k) retirement plan, which allows eligible officers and employees to contribute up to fifteen percent of their annual compensation on a tax-deferred basis. The Bank has the option, at the discretion of the board of directors, to make contributions to the plan. Total 401(k) retirement plan expense was $96,638, $95,290, and $72,745 for the years ended December 31, 2004, 2003, and 2002, respectively.

Directors Long-Term Incentive Plan - In June 1997, the Bank established a long-term incentive plan for the board of directors to provide target retirement benefits of 75% of board fees for ten years for directors who retire with twenty or more years of service. Activity in the directors' retirement plan for the years ended December 31 are as follows:

                                                                             2004               2003               2002
                                                                        ---------------    ---------------     --------------
Liability balance at beginning of year                                  $      329,109     $      225,130      $     162,469
Accrued and expensed                                                             4,648              4,648              6,197
Increase in liability due to change in fair value of
 common stock                                                                   96,208             99,331             56,464
                                                                        ---------------    ---------------     --------------
Liability balance at end of year                                        $      429,965     $      329,109      $     225,130
                                                                        ===============    ===============     ==============

In accordance with EITF 97-14, the Bank has recognized a liability for the fair value of all shares of Holding Company stock (20,747 shares as of December 31, 2004 and 20,337 shares as of December 31, 2003) and other assets held by the trustee, and a contra-equity account Shares in Grantor Trust - Contra Account for the cost of the shares held by the trustee.

Employee Stock Ownership Plan (ESOP) - Pursuant to the plan of conversion to stock form, the Bank established its Employee Stock Ownership Plan in 1998. The ESOP borrowed $1,164,000 from the Bank's Holding Company at 8.50% interest repayable in thirteen years. The ESOP purchased 116,400 shares of Holding Company stock in the initial stock offering. The ESOP received $55,031, $50,542, and $46,292 in dividends on its stock in 2004, 2003, and 2002, respectively, which was used to reduce the ESOP debt. In 2004 and 2003, the accrued ESOP contribution of $115,505 for each year was also used to reduce the ESOP debt. An appropriate contra-equity account Unearned Compensation - Employee Stock Ownership Plan has been established for the net amount still owing on the ESOP debt. The Bank's board of directors approved contributions to the ESOP of $115,505 for each year, plus accrued interest of $22,386, $36,987, and $48,000 on the ESOP debt for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 11 - STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and establish an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. To date 25,700 options have been exercised and 136,211 options have been surrendered.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                                    Years Ended December 31,
                                                              ----------------------------------------------------------------
                                                                     2004                   2003                  2002
                                                              -------------------    -------------------    ------------------
Dividend Yield                                                       3.5%                   3.5%                  3.5%
Expected Life                                                     8.5 years              8.5 years              8.5 years
Expected Volatility                                                  52%                    52%                    52%
Risk-Free Interest Rate                                              4.8%                   4.8%                  4.8%

A summary of the status of the Company's stock option plan is presented below:

                                              2004                            2003                             2002
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     ------------
Outstanding at
 Beginning of Year                     104,057     $     8.59         175,321      $      8.59        209,299       $      8.59
Granted                                      0                              0                               0
Exercised                              (24,700)          8.60          (1,000)            8.60              0
Surrendered                            (31,969)          8.59         (70,264)            8.59        (33,978)             8.60
Forfeited                                    0                              0                               0
                                   ------------                   -------------                    ------------
Outstanding at                          47,388           8.59         104,057             8.59        175,321              8.59
 End of Year
                                   ============                   =============                    ============
 Options Exercisable                    47,388           8.59         102,402             8.59        172,010              8.59
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                            NA                             N/A                            N/A


Information pertaining to options outstanding at December 31, 2004 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                              Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------
          $8.25 - $8.60                     47,388            4.1 years          $  8.59           47,338            $  8.59

The Company has purchased 48,560 and 100,249 shares as of December 31, 2004 and 2003, respectively, of its common stock that is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in the trusts.

NOTE 12 - MANAGEMENT RECOGNITION PLAN

In January 1999, the Company's board of directors approved a Management Recognition Plan (MRP), and in May 1999, the Company's shareholders ratified the plan. The plan authorizes the board of directors to award up to 58,190 shares of restricted common stock to members of the board of directors and senior management.

The Company's board of directors has awarded 54,518 shares as of December 31, 2004 and 2003 of restricted common stock to certain members of the board of directors and senior management. The shares were awarded 25% per year. The
Company and its subsidiary will share the cost of the plan and accrue the estimated cost of repurchasing shares to be reissued as restricted stock over the period that such awards are earned. Activity in the MRP plan for the years ended December 31 is as follows:

                                                                            2004               2003                2002
                                                                        --------------    ----------------    ----------------
         Accrued Liability Balance at Beginning of Year                 $           0     $        5,538      $      142,259
         Amount Charged to Expense                                                  0              5,699              16,855
         Less Cost of Shares Issued                                                 0            (11,237)           (153,576)
                                                                        --------------    ----------------    ----------------
         Accrued Liability Balance at End of Year                       $           0     $            0      $        5,538
                                                                        ==============    ================    ================

The Company held 4,591 shares as of December 31, 2002 (none in 2004 and 2003) of its common stock in trust at a net cost of $56,194 as of December 31, 2002. A contra-equity account has been established to reflect the cost of such shares held in trust in 2002.

NOTE 13 - DIRECTORS DEFERRED COMPENSATION

In 1998, the Company established a deferred compensation plan whereby directors, at their option, can defer all or portions of fees they earn each year. Fees not paid are accrued for the benefit of the directors and their accounts are adjusted quarterly for the return equivalent to the change in the fair value of the Company's common stock. Alternatively, each director can elect to receive a rate equivalent to the Bank's one year certificate of deposit rate. Activity in the plan for the years ended December 31 is as follows:

                                                                              2004               2003                2002
                                                                        --------------    ----------------    ----------------
         Balances, Beginning of Year                                    $     542,783     $       352,548     $       237,888
         Directors Fees Deferred During Year                                   97,700              80,700              69,800
         Income During Year                                                   158,149             109,535              44,860
                                                                        --------------    ----------------    ----------------
          Balances, End of Year                                         $     798,632     $       542,783     $       352,548
                                                                        ==============    ================    ================

Amounts owed under the plan are paid to directors upon their retirement from the board of directors.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within East Tennessee. Investments in state and municipal securities involve governmental entities within the State of Tennessee. As of December 31, 2004, the Bank had concentrations of loans in real estate lending. Generally these loans are secured by the underlying real estate. The usual risks associated with such concentrations are generally mitigated by being spread over several hundred unrelated borrowers and by adequate loan to collateral value ratios.


NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.


NOTE 16 - STOCK CONVERSION

In May 1997, the board of directors approved a plan of reorganization from a mutual savings association to a capital stock savings bank and the concurrent formation of a holding company. In November 1997, the Office of Thrift
Supervision approved the plan of conversion subject to the approval of the members, and in December 1997 the members of the Association also approved the plan of conversion. The conversion was accomplished effective January 1, 1998 through amendment of the Association's charter and the sale of the Holding
Company's common stock in an amount equal to the appraised pro forma consolidated market value of the Holding Company and the Association after giving effect to the conversion. A subscription offering of the shares of common stock was offered to depositors, borrowers, directors, officers, employees, and employee benefit plans of the Bank, and to certain other eligible subscribers. On January 1, 1998, in accordance with its approved plan of conversion, the Holding Company issued 1,454,750 of its $10 par value stock providing gross receipts of $14,547,500. On January 1, 1998, the Bank changed its name to Newport Federal Bank and issued 100,000 shares of its $1 par value stock to the Holding Company in exchange for $7,100,000. Total conversion costs of $571,822 were deducted from the proceeds of the shares sold in the conversion.

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

For the Company and the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined above. However, a large majority of those assets and liabilities do not have an active trading market nor are their characteristics similar to other financial instruments for which an active trading market exists. In addition, it is the Company's and Bank's practice and intent to hold the majority of its financial instruments to maturity and not to engage in trading or sales activities. Therefore, much of the information as well as the amounts disclosed below are highly subjective and judgmental in nature. The subjective factors include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Because the fair value is estimated as of the dates indicated, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

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

Cash Surrender Value of Life Insurance - The recorded book value is a reasonable estimate of fair value.

Deposits - The estimated fair value of demand, savings, NOW, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Advances from Federal Home Loan Bank - Interest rates on these advances are similar to rates currently being offered for similar borrowings. Therefore, the recorded book value is a reasonable estimate of fair value.

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

The recorded book value and estimated fair value of the Company's and Bank's consolidated financial instruments are as follows (amounts in thousands):

                                                               As of December 31, 2004             As of December 31, 2003
                                                           --------------------------------    --------------------------------
                                                              Recorded         Estimated          Recorded         Estimated
                                                                Book              Fair              Book              Fair
                                                               Value             Value             Value             Value
                                                           ---------------    -------------    ---------------    -------------
FINANCIAL ASSETS:
Cash and Amounts Due
 From Depository Institutions                              $        3,444     $      3,444     $        5,196     $      5,196
Investment Securities Available for Sale                   $       35,579     $     35,579     $       29,756     $     29,756
Loans Receivable, Net                                      $       78,830     $     78,924     $       77,953     $     78,013
Cash Surrender Value of Life Insurance                     $        1,597     $      1,597     $        1,529     $      1,529

FINANCIAL LIABILITIES:
Deposits                                                   $      100,919     $    101,081     $       98,107     $     98,227
Advances from Federal Home Loan Bank                       $        1,000     $      1,000     $            0     $          0

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including the Company's Chief Executive Officer and its Controller, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

     There were no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Set forth below is information concerning the Board of Directors. Unless otherwise stated, directors have held the positions indicated for at least the past five years.

     Tommy C. Bible is the General Manager of the Jefferson-Cocke County Gas Utility District that serves natural and propane gas to the Jefferson County and Cocke County areas. Mr. Bible is a member of the Cocke County Election Commission and is the Chairman for the Newport/Cocke County Economic Development Commission.

     Richard G. Harwood serves as President and Chief Executive Officer of the Company and the Bank. Mr. Harwood joined the Bank as Senior Vice President in 1984. He is currently the Vice Chairman of the Newport/Cocke County Economic Development Commission. He serves as Vice Chairman of the Board of Directors of the Newport Housing Authority. Mr. Harwood also is a member of the Newport Lions Club.

     William B. Henry retired in 2001 after having been a practicing optometrist in Newport, Tennessee since 1961.

     Ben W. Hooper, III is an attorney in general practice with Campbell & Hooper in Newport, Tennessee. Mr. Hooper also serves as legal counsel to the Cocke County Amvets and the Cocke County Education Foundation. He is the past President of the Cocke County Bar Association.

     Tom W. Inman is the agency manager for the Cocke County office of the Tennessee Farmers Insurance Companies. He has been an Insurance agent with the company since 1990. Mr. Inman is a member of the Gideon's and the Newport/Cocke County Chamber of Commerce.

     J. William Myers is a partner in the law firm of Myers & Bell in Newport, Tennessee. He has practiced law in Newport, Tennessee since 1966. Mr. Myers serves as the Chairman of the Board for the Company and the Bank. He is active with the Habitat for Humanity.

     Robert L. Overholt retired in 1999 after having been the owner/manager of Home Supply of Newport, Tennessee, Inc., a building supply establishment, since 1966. Mr. Overholt is active with the Shriners. Mr. Overholt is also a director of the Jefferson-Cocke County Gas Utility District.

     Robert D. Self retired in 1999 after having been the owner of Bob Self Auto Parts, an auto parts supplier located in Newport, Tennessee, since 1969. Mr. Self is a member of the Newport Lions Club.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMMITTEE

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, the Company's officers, directors and persons who own more than 10% of the outstanding common stock are required to file reports detailing their ownership and changes of ownership in such common stock, and to furnish the Company with copies of all such reports. Based on the Company's review of such reports which the Company received during the last fiscal year, or written representations from such persons that no annual report of change in beneficial ownership was required, the Company believes that, during the last fiscal year, all persons subject to such reporting requirements have complied with the reporting requirements, except for one late Form 4 filing for each of Mr. Overholt and Mr. Jones.

Item 10. Executive Compensation

Executive Compensation

     Summary. The following table sets forth compensation for the fiscal years ended December 31, 2004, 2003 and 2002 awarded to or earned by the Company's Chief Executive Officer for services rendered in all capacities. No other executive officer received salary and bonus in excess of $100,000 during the fiscal years 2004, 2003 or 2002.


                                                                All other
                                  Annual Compensation (1)      Compensation
                                  -----------------------      -------------
       Name and
  Principal Position         Year         Salary         Bonus
  ------------------         ----        --------        -----
Richard G. Harwood           2004        $104,205       $20,464   $76,026   (2)
President and Chief          2003          96,540        19,482    72,566   (3)
Executive Officer            2002          91,005        12,257    57,859   (4)
----------

1 Excludes indirect compensation in the form of certain perquisites and other personal benefits which did not exceed 10% of salary and bonus.

2 Consists of director fees ($14,900), allocation to ESOP account ($20,980), Company contribution to long-term incentive plan ($1,549) and gain on accounts in long-term incentive and deferred compensation plans ($38,597) for fiscal 2004; excludes appraisal fees for services to borrowers in the amount of $23,701 for 2004.

3 Consists of director fees ($13,400), allocation to ESOP account ($22,020), Company contribution to long-term incentive plan ($1,549) and gain on accounts in long-term incentive and deferred compensation plans ($35,597) for fiscal 2003; excludes appraisal fees for services to borrowers in the amount of $24,887 for 2003.

4 Consists of director fees ($12,100), allocation to ESOP account ($22,988), Company contribution to long-term incentive plan ($1,549) and gain on accounts in long-term incentive and deferred compensation plans ($21,222) for fiscal 2002; excludes appraisal fees for services to borrowers in the amount of $27,573 for 2002.

Equity Compensation Plan Information

The following table provides information about our 1999 Stock Option Plan

                             Number of securities
                              to be issued upon
                                 exercise of           Weighted-average        Number of securities
                             outstanding options,     exercise price of      remaining available for
                             warrants and rights     outstanding options,     future issuance under
      Plan Category                  (1)             warrants and rights    equity compensation plans
      -------------
Equity compensation plans
approved by shareholders           45,388                  $8.59                     1,655

Equity compensation plans
not approved by
shareholders                           -0-                  n/a                         -0-
                               ------------                                     -----------
          Total                    45,388                                            1,655
                                   ======                                            =====

     Option Year-End Value Table. The following table sets forth information concerning the value of options held by the Chief Executive Officer at the end of fiscal year 2004.

                                                     Number of Securities               Value of Unexercised
                                                       Underlying Unexercised           In-the-Money Options
                                                     Options at Year End                   At Year End (2)
                                                     -------------------                -------------------
                     Shares
                   Acquired on       Value
      Name        Exercise (1)     Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
    ---------     ------------     --------      -----------      -------------      ------------     -------------
Richard G.
Harwood              32,600         $80,525         7,911               --             $94,141             --

----------------------

(1) An option to purchase 24,000 shares was exercised on March 12, 2004, and an option to purchase 700 shares was exercised on November 16, 2004, at the exercise price of $8.60. An option to purchase and sell 4,000 shares was exercised on April 16, 2004, and the underlying shares were sold at $19.00; an option to purchase and sell 3,000 shares was exercised on May 10, 2004, and the underlying shares were sold at $18.38; and an option to purchase and sell 900 shares was exercised on November 16, 2004, and the underlying shares were sold at $19.25.

(2) Based on the difference between the closing sale price for the common stock on December 31, 2004 as reported on the Nasdaq SmallCap Market SM ($20.50 per share) and the exercise price per share ($8.60 per share) multiplied by the number of shares subject to the option. Options are considered in-the-money if the fair market value of the underlying securities exceeds the exercise price.

Employment Agreement

     The Bank has entered into an employment agreement pursuant to which Richard
G. Harwood serves as the Bank's President and Chief Executive Officer. In such capacities, Mr. Harwood is responsible for overseeing all of its operations and for implementing the policies adopted by the Board of Directors. The Company has entered into a guarantee agreement with Mr. Harwood pursuant to which it has agreed to be jointly and severally liable for the payment of amounts due under the employment agreement.

     The employment agreement became effective on January 1, 1998 and provided for an initial term of three years with an annual base salary equal to Mr. Harwood's existing base salary rate in effect on the effective date. On each anniversary date of the commencement of the employment agreement, the term of Mr. Harwood's employment may be extended for an additional one-year period beyond the then-effective expiration date, upon a determination by the Board of Directors that the performance of Mr. Harwood has met the required performance standards and that such employment agreement should be extended. Mr. Harwood's employment agreement has accordingly been extended through August 19, 2008. The employment agreement provides Mr. Harwood with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The employment agreement shall terminate upon Mr. Harwood's death, may terminate upon Mr. Harwood's disability and is terminable by the Company for "just cause" (as defined in the employment agreement). In the event of termination for just cause, no severance payment is available. If the Company terminates Mr. Harwood without just cause, Mr. Harwood will be entitled to a continuation of his compensation from the date of termination through the remaining term of the employment agreement. In addition, Mr. Harwood is entitled, at his election, to either continued participation in compensation plans which he would have been eligible to participate in through his employment agreement's expiration date or the cash equivalent thereof. If Mr. Harwood's employment is terminated for any reason other than just cause, he shall be entitled to purchase from the Company, at his own expense which shall not exceed applicable statutory rates, family medical insurance under any group health plan that the Company maintains for its employees. This right shall be in addition to, and not in lieu of, any other rights that Mr. Harwood has under the employment agreement and shall continue until he first becomes eligible for participation in Medicare. If the employment agreement is terminated due to Mr. Harwood's "disability" (as defined in the employment agreement), Mr. Harwood will be entitled to a continuation of his compensation through the date of such termination, including any period prior to the establishment of Mr. Harwood's disability. In the event of Mr. Harwood's death during the term of the employment agreement, Mr. Harwood's estate will be entitled to receive his salary through the last day of the calendar month in which Mr. Harwood's death occurred. Mr. Harwood is able to voluntarily terminate the employment agreement by providing 90 days' written notice to the Company, in which case Mr. Harwood would be entitled to receive only his compensation, vested rights and benefits up to the date of termination.

In the event of (i) Mr. Harwood's involuntary termination of employment other than for "just cause" during the 12-month period following a change in control or (ii) Mr. Harwood's voluntary termination within 90 days of the occurrence of certain specified events occurring during that period, Mr. Harwood will be paid within 10 days of such termination (or the date of the change in control, whichever is later) an amount equal to the difference between (a) 2.99 times his base amount, as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), and (b) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Code, that he receives on account of the change in control. "Change in control" means any one of the following events: (i) the acquisition of ownership, holding or power to vote more than 25% of our voting stock, (ii) the acquisition of the ability to control the election of a majority of the Company's directors, (iii) the acquisition of a controlling influence over the Company's management or policies by any person or by persons acting as a "group" (within the meaning of Section 13(d) of the Exchange Act), or (iv) during any period of two consecutive years, individuals ("continuing directors") who at the beginning of such period constituted the Company's Board of Directors (the "existing board") cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of the existing board was approved by a vote of at least two-thirds of the continuing directors then in office shall be considered a continuing director. For purposes of this paragraph only, the term "person" refers to an individual or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed herein. The payments that would be made to Mr. Harwood assuming his termination of employment under the foregoing circumstances at December 31, 2004, would have been approximately $372,760. These provisions may have an anti-takeover effect by making it more expensive for a potential acquirer to obtain control of the Company. If Mr. Harwood were to prevail over the Company, or obtain a written settlement, in a legal dispute as to the employment agreement, he would be entitled to be reimbursed for his legal and other expenses.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Persons and groups owning in excess of 5% of the common stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. Based on these reports, the following table sets forth, as of Marche 31, 2005, certain information as to shares of the common stock known by management to be beneficially owned by persons owning in excess of 5% of the common stock and by all of the Company's directors and executive officers as a group.

                                                                    Amount and       Percent of
                                                                     Nature of       Shares of
Name and Address                                                    Beneficial      Common Stock
of Beneficial Owner                                                  Ownership     Outstanding (1)
-------------------                                                  ---------     -----------

Richard G. and Margaret R. Harwood
344 W. Broadway
Newport, Tennessee  37821-0249                                        114,218 (2)       9.6%

United Tennessee Bankshares, Inc.
  Employee Stock Ownership Plan ("ESOP")
344 W. Broadway
Newport, Tennessee  37821-0249                                        158,744 (3)      13.4%

Trust Agreement I under
     United Tennessee Bankshares, Inc.
     1999 Stock Option Plan
     ("Stock Option Plan Trust I")
344 W. Broadway
Newport, Tennessee  37821-0249                                         48,560 (4)       4.1%

All directors and executive officers as a group (11 persons)          352,114 (5)      29.7%

-------------

1    Based on 1,185,999 shares issued and outstanding at March 31, 2005.

2 Includes 33,426 shares of which Mr. Harwood is the sole owner and 18,936 shares of which Mrs. Harwood is the sole owner. Also includes 10,250 shares in Mr. Harwood's IRA, 11,718 shares held in his account in the Company's 401(k) Plan, 31,977 shares allocated to his account in the ESOP and 7,911 shares which he has the right to acquire pursuant to options exercisable within 60 days of the Record Date issued under the 1999 Stock Option Plan.

3 Includes 149,968 allocated shares and 8,776 unallocated shares. Unallocated shares are held in a suspense account for future allocation among participating employees as the loan used to purchase the shares is repaid. The ESOP trustees, currently Directors Henry, Overholt and Self, vote all allocated shares in accordance with instructions of the participants. Subject to their common law and statutory fiduciary duties, the ESOP trustees vote unallocated shares and shares for which no instructions have been received in the same ratio as participants directing the voting of allocated shares or, in the absence of such direction, as directed by the Board of Directors.

4 Consists of shares held in trust to satisfy potential obligations of the Company under the United Tennessee Bankshares, Inc. 1999 Stock Option Plan. Voting rights with respect to Common Stock held by Stock Option Plan Trust I are exercised by the trustees, Directors Bible and Hooper in accordance with the terms of the ESOP.

5 Reflects shares over which one or more directors and executive officers have sole or shared voting and/or dispositive power. Excludes 8,776 unallocated shares in the ESOP which are voted as described in note 3. Also excludes 48,560 shares held by Stock Option Plan Trusts I and II and 20,747 shares held in a grantor trust for the Bank's directors' retirement plan. The trustees of these trusts vote all such shares in the same proportions on all matters as the ESOP trustees vote the ESOP shares. Includes 45,388 shares which directors and executive officers have the right to acquire pursuant to options exercisable within 60 days of the Record Date.

                                              Sares of Common
                                              Stock Beneficially      Percent
             Name                                 Owned (1)          of Class 2
             ----                                  -------           ----------

Richard G. Harwood                                  114,218             9.63
Tom W. Inman                                         1,000              0.08
William B. Henry                                    42,630              3.59
J. William Myers                                    41,632              3.51
Tommy C. Bible                                      23,000              1.94
Robert L. Overholt                                  28,438              2.40
Ben W. Hooper, III                                   1,400              0.10
Robert D. Self                                      18,308              1.54

-------------

1 Reflects shares over which the named individuals have sole or shared voting and/or dispositive power; excludes unallocated shares held by the ESOP and certain shares held by the Company's defined contribution thrift plan and its directors' retirement plan (see "Voting Securities and Beneficial Ownership") above. Includes 16,161 shares which Messrs. Myers has the right to acquire pursuant to options exercisable within 60 days of the Record Date and 13,500 for Henry, and 6,161for Self which has the right to acquire pursuant to such options.

2    Based on 1,185,999 shares issued and outstanding at April 1, 2005.


Item 12. Certain Relationships and Related Transactions

Certain Transactions

     The Bank makes loans to directors, officers and employees. These loans are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features, except each director, officer and employee may obtain one mortgage loan and one consumer loan with waived origination fees and a 1% discount on the interest rate (on adjustable-rate loans, the discounted rate applies only until the rate adjusts). At December 31, 2004, loans to directors and executive officers totaled approximately $1,053,658 or 5.7% of shareholders' equity and .86% of total assets at that date. Except as disclosed below, no director or executive officer had more than $60,000 of loans as of December 31, 2004.

                                                                              Highest Balance
 Name & Relation to                                                           Since January 1,       Balance at
       Company          Type of Loan       Date Originated    Interest Rate         2004          December 31, 2004
 ------------------     ------------       ----------------   -------------   ----------------    ------------------
Chris Triplett          Residential           06/08/04            4.75%           $195,000            $193,505
Controller              Mortgage
                        Real Estate           03/31/01            5.75%           $123,420            $122,989
                        Mortgage
Lonnie R. Jones Vice    Residential           10/14/00            5.25%           $306,911            $299,941
President of            Mortgage
Operations
Ben W. Hooper, III      Residential           04/01/98            5.50%           $189,988            $181,677
Director                Mortgage
Nancy Bryant            Residential           04/26/04            4.75%           $117,000            $112,248
Vice President          Mortgage

     J. William Myers is a principal in the law firm of Myers & Bell, Newport, Tennessee, which performs routine legal services on behalf of the Company and its borrowers, principally in connection with the closing of mortgage loans. In fiscal 2004, the law firm's fees for such services totaled $73,296.

Item 13. Exhibits

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

   10.2** United Tennessee  Bankshares,  Inc. Management  Recognition Plan and
          Trust Agreement +

 10.3(a)* Employment   Agreements   between   Newport   Federal Savings and Loan
          Association and Richard G.Harwood, Nancy L. Bryant and Peggy Holston +

 10.3(b)* Guarantee   Agreements   between  United  Tennessee  Bankshares,  Inc.
          and Richard G. Harwood,  Nancy L. Bryant and Peggy Holston +

     10.4 Newport Federal Savings and Loan Association Long-Term Incentive Plan, as amended. +

     10.5*Newport Federal  Savings and Loan  Association  Deferred  Compensation
          Plan +

     21   Subsidiaries of the Registrant

     23   Consent of Pugh & Company, P.C.

    31.1  Certification  Pursuant   to   18   U.S.C.  Section   1350, As Adopted
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.3 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-36465).

** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-82803).

+    Management contract or compensatory plan or arrangement.

Item 14.  Prinicpal Accountant Fees and Services


     Pugh & Company, P.C. ("Pugh & Company") was the Company's independent auditor for the 2004 fiscal year and has been retained by the Board of Directors to be its auditor for the 2005 fiscal year.

     All services provided by Pugh & Company during the fiscal year 2004 were pre-approved by the Audit Committee. The aggregate fees billed by Pugh in 2003 and 2004 for various services were:


Type of Fees                                           2003             2004
                                                       ----             ----

Audit Fees...........................               $49,975           $51,755

Audit-Related Fees...................                 3,025             1,535

Tax Fees.............................                11,725             8,965

All Other Fees.......................                 2,950             2,340
                                                    -------           -------

       Total.........................               $67,675           $64,595
                                                    =======           =======

In the above table, in accordance with SEC definitions and rules, "audit fees" are fees billed to the Company for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements; "tax fees" are fees billed for tax compliance, tax advice and tax planning; and "all other fees" are fees billed for any services not included in the first three categories.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED TENNESSEE BANKSHARES, INC.



Date:  March 29, 2005                By:  /s/ Richard G. Harwood
                                         ---------------------------------------
                                         Richard G. Harwood
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard G. Harwood                                            By:  /s/ J. William Myers
    ---------------------------------------------                     ---------------------------------------
        Richard G. Harwood                                                     J. William Myers
        President and Chief Executive Officer                                  Chairman of the Board and Director
        (Director and Principal Executive, Financial
        and Accounting Officer)

Date:   March 29, 2005                                                Date:  March 29, 2005


By: /s/ Tommy C. Bible                                                By:  /s/ Ben W. Hooper, III
    ---------------------------------------------                     ----------------------------------------
        Tommy C. Bible                                                         Ben W. Hooper, III
        Director                                                               Director

Date:   March 29, 2005                                                Date:  March 29, 2005



By: /s/ William B. Henry                                             By:  /s/ Robert D. Self
    ---------------------------------------------                    ----------------------------------------
        William B. Henry                                                      Robert D. Self
        Director                                                              Director

Date:   March 29, 2005                                               Date:  March 29, 2005



By: /s/ Robert L. Overholt
    ---------------------------------------------
        Robert L. Overholt
        Director

Date:   March 29, 2005
