Form 10QSB
period 2005-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2005-05-16
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005.

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
                                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common
stock as of May 13, 2005:                1,185,999
                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes [ ]   No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  March 31, 2005 (Unaudited) and December 31, 2004             3

                  Consolidated Statements of Income for the Three-Month
                  Periods Ended March 31, 2005 and 2004 (Unaudited)            4

                  Consolidated Statements of Comprehensive Income for
                  the Three-Month Periods Ended March 31, 2005 and 2004
                  (Unaudited)                                                  5

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Three-Month Period Ended March 31, 2005
                  (Unaudited)                                                  6

                  Consolidated Statements of Cash Flows for the Three-Month
                  Periods Ended March 31, 2005 and 2004 (Unaudited)          7-8

                  Notes to Consolidated Financial Statements for the
                  Three-Month Periods Ended March 31, 2005 and 2004
                  (Unaudited)                                               9-12

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                        12-18

         Item 3.  Controls and Procedures                                     18


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                           19

         Item 2.  Changes in Securities and Use of Proceeds                   19

         Item 3.  Defaults upon Senior Securities                             19

         Item 4.  Submission of Matters to a Vote of Security Holders         19

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                         19-20

SIGNATURES                                                                    21

CERTIFICATIONS                                                             22-25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                               March 31,        December
                                                                  2005             31,
                                                              (Unaudited)         2004
                                                              -----------     ------------
                                                                     (In Thousands)
                           Assets
Cash and amounts due from depository institutions             $       623      $     3,444
Investment securities available for sale, at fair value            32,860           35,579
Loans receivable, net                                              79,294           78,830
Premises and equipment, net                                         2,287            1,714
Real estate acquired through foreclosure                              185              128
Accrued interest receivable                                           638              573
Goodwill, net of amortization                                         693              713
Cash surrender value of life insurance                              1,617            1,597
Prepaid expenses and other assets                                      32               81
                                                              -----------     ------------
  Total assets                                                $   118,229      $   122,659
                                                              ===========     ============

                   Liabilities and Equity
Liabilities:

 Deposits                                                     $    97,752      $   100,919
 Advances from Federal Home Loan Bank                                   0            1,000
 Accrued interest payable                                             107              135
 Accrued income taxes                                                 168                0
 Deferred income taxes                                                287              561
 Accrued benefit plan liabilities                                   1,243            1,531
 Other liabilities                                                    108               94
                                                              ------------    ------------
  Total liabilities                                                99,665          104,240
                                                              ------------    ------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
  issued and outstanding 1,185,999 shares (1,196,999 in 2004       10,912           11,098
 Unearned compensation - ESOP                                         (64)            (180)
 Shares in grantor trust - contra account                            (224)            (224)
 Shares in stock option plan trusts - contra account                 (563)            (749)
 Retained earnings                                                  7,735            7,258
 Accumulated other comprehensive income                               768            1,216
                                                              -----------     ------------
  Total shareholders' equity                                       18,564           18,419
                                                              -----------     ------------
Total liabilities and equity                                  $   118,229      $   122,659
                                                              ===========     ============

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                       (In Thousands Except
                                                                       per Share Information)
                                                                    ---------------------------
                                                                       Three Months Ended
                                                                   ----------------------------
                                                                            March 31,
                                                                   ----------------------------
                                                                      2005            2004
                                                                   (Unaudited)     (Unaudited)
                                                                   ------------    ------------
Interest income:
 Loans                                                             $     1,349     $     1,356
 Investment securities                                                     343             323
 Other interest-earning assets                                               5               3
                                                                   ------------    ------------
  Total interest income                                                  1,697           1,682
                                                                   ------------    ------------
Interest expense:
 Deposits                                                                  477             376
 Advances from Federal Home Loan Bank                                        2               0
                                                                   ------------    ------------
  Total interest expense                                                   479             376
                                                                   ------------    ------------
Net interest income                                                      1,218           1,306
Provision for loan losses                                                   18              28
                                                                   ------------    ------------
Net interest income after provision for loan losses                      1,200           1,278
                                                                   ------------    ------------
Noninterest income:
 Deposit account service charges                                            70              72
 Loan service charges and fees                                              29              29
 Net gain (loss) on sales of investment securities
  available for sale                                                         0               0
 Other                                                                      31              29
                                                                   ------------    ------------
  Total noninterest income                                                 130             130
                                                                   ------------    ------------
Noninterest expense:
 Compensation and benefits                                                 284             510
 Occupancy and equipment                                                    53              60
 Federal deposit insurance premiums                                          4               4
 Data processing fees                                                       84              78
 Advertising and promotion                                                  18              14
 Net (gain) loss on foreclosed real estate                                   1               0
 Amortization                                                               20              20
 Other                                                                     162             133
                                                                   ------------    ------------
  Total noninterest expense                                                626             819
                                                                   ------------    ------------
Income before income taxes                                                 704             589

Income taxes                                                               227             197
                                                                   ------------    ------------
Net income                                                         $       477     $       392
                                                                   ============    ============
Earnings per share
 Basic                                                             $      0.40     $      0.32
                                                                   ============    ============
 Diluted                                                           $      0.40     $      0.32
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                         Three Months Ended
                                                    -------------------------
                                                            March 31,
                                                    -------------------------
                                                        2005           2004
                                                    -----------    ----------
                                                        (Unaudited - in
                                                           thousands)
Net income                                          $      477      $    392
                                                    -----------    ----------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities       (722)          362
 Less reclassification adjustment for gains\losses
  included in net income                                     0             0
 Less income taxes related to unrealized
  gains\losses on investment securities                    274          (138)
                                                    -----------    ----------
   Other comprehensive income (loss), net of tax          (448)          224
                                                    -----------    ----------

Comprehensive income(loss)                          $       29     $     616
                                                    ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

                                                                        Shares
                                                          Shares in        in                   Accumulated
                                                                         Stock
                                            Unearned       Grantor       Option                    Other          Total
                                                           Trust -       Plan -
                               Common      Compensatio     Contra        Contra      Retained   Comprehensive  Shareholders'
                               Stock          ESOP         Account      Account      Earnings     Income          Equity
                              ---------   -----------    ----------    ---------    ---------   ------------    -----------
                                                                  (In Thousands)
Balances, beginning of period $ 11,098    $     (180)    $     (224)   $    (749)   $  7,258    $     1,216     $    18,419

Net income                           0             0              0            0         477              0             477

Other comprehensive income
 (loss)                              0             0              0            0           0           (448)           (448)

Retirement of Stock held
in the Stock Option
Plan Trust                        (186)            0              0          186           0              0               0

Purchase of  Stock from
ESOP                                 0             0              0          (68)          0              0            (680)

Payment on ESOP loan
principal                            0           116              0            0           0              0             116

Proceeds from exercise of
stock options                        0             0              0           68           0              0              68
                             ---------    ----------     ----------    ---------    --------    -----------     -----------

Balances, end of period       $ 10,912    $      (64)    $     (224)   $    (563)   $  7,735    $       768     $    18,564
                             =========    ==========     ==========    =========    ========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004

                                                                          Three Months Ended
                                                                              March 31,
                                                                       -------------------------
                                                                          2005          2004
                                                                           (Unaudited - in
                                                                              thousands)
                                                                       -------------------------
Operating Activities:
 Net income                                                            $      477     $     392
                                                                       -----------    ----------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                                    18            28
  Depreciation                                                                 17            24
  Amortization of goodwill                                                     20            20
  Net (gain) loss on sales of foreclosed real estate                            1             0
  Federal home loan bank stock dividends                                      (11)           (9)

Increase in cash surrender value of bank-owned life insurance                 (20)          (18)
 (Increase) Decrease in:
  Accrued interest receivable                                                 (65)          (92)
  Other assets                                                                 49            86
  Increase (Decrease) in:
  Accrued interest payable                                                    (28)            1
  Accrued income taxes                                                        168            89
  Accrued benefit plan liabilities                                           (288)          (84)
  Other liabilities                                                            14            50
                                                                       -----------    ----------
     Total adjustments                                                       (125)           95
                                                                       -----------    ----------
Net cash provided by operating activities                                     352           487
                                                                       -----------    ----------
Investing Activities:
Purchases of investment securities available for sale                           0        (4,339)
Proceeds from maturities of investment securities available for sale            0             0
Payments received on investment securities available for sale               2,008         1,980
Proceeds from sales of investment securities available for sale                 0             0
Net (increase) decrease in loans                                             (647)          331
Purchases of premises and equipment, net                                     (590)          (57)
Proceeds from sales of foreclosed real estate                                 107            15
                                                                       -----------    ----------
Net cash provided by (used in) investing activities                           878        (2,070)
                                                                       -----------    ----------





   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004


                                                                         Three Months Ended
                                                                         2005          2004
                                                                       ----------    ----------
                                                                           (Unaudited - in
                                                                                thousands)
Financing Activities:
 Costs associated with stock options surrendered                              0           (81)
 Net increase (decrease) in deposits                                     (3,167)         (292)
 Purchase of common stock                                                   (68)            0
 Proceeds from exercise of stock options                                     68           206
 Payment on ESOP loan and release of shares                                 116           116
 Net repayment of advances from Federal Home Loan Bank                   (1,000)            0
                                                                       ---------     ---------
Net cash provided by (used in) financing activities                      (4,051)          (51)
                                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents                     (2,821)       (1,634)
Cash and cash equivalents, beginning of period                            3,444         5,196
                                                                       ----------    ---------
Cash and cash equivalents, end of period                               $    623      $  3,562
                                                                       ==========    =========
Supplementary disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                              $    507      $    375
 Income taxes                                                          $     59      $     40
Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                $    343      $    227
  Sale of foreclosed real estate by origination of mortgage loans      $    178      $      0
  Change in unrealized gain\loss on investment securities
   available for sale                                                  $   (722)     $    362
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale               $   (274)     $    138
  Change in net unrealized gain\loss on investment
   securities available for sale                                       $   (448)     $    224










    The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THREE-MONTH PERIODS ENDED
                       MARCH 31, 2005 AND 2004 (UNAUDITED)

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

                                                          Three Months Ended
                                                         --------------------
                                                               March 31,
                                                         --------------------
(In thousands, except per share data)                      2005         2004
                                                         --------    --------
Net Income, as reported                                  $    477      $  392

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects
  to calculate earnings per share                               0           0
                                                         --------    --------
Pro forma net income                                     $    477      $  392
                                                         ========    ========
Earnings per share:
  Basic - as reported                                    $   0.40      $ 0.32
                                                         ========    ========
  Basic - pro forma                                      $   0.40      $ 0.32
                                                         ========    ========
  Diluted - as reported                                  $   0.40      $ 0.32
                                                         ========    ========
  Diluted - pro forma                                    $   0.40      $ 0.32
                                                         ========    ========

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

Earnings per share have been computed based on the following:


                                                        Three Months Ended
                                                 -------------------------------
                                                                March 31,
                                                 -------------------------------
                                                      2005             2004
                                                 --------------   --------------
Average number of shares outstanding                1,195,105        1,230,379
Effect of dilutive options                                  0            9,638
                                                 --------------   --------------
Average number of shares outstanding used
  to calculate earnings per share                   1,195,105        1,240,017
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


Note 4 - Stock Option Plan

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's common stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the three month period ended March 31, 2005, 4,655 options were surrendered at a total cost of $55,145 (7,656 shares for $80,638 in 2004). Stock options awarded and outstanding totaled 32,822 and 70,401 as of March 31, 2005 and 2004, respectively.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:
                                               Period Ended
                                     ---------------------------------
                                                March 31,
                                     ---------------------------------
                                          2005              2004
                                     ---------------    --------------
Dividend Yield                            3.5%              3.5%
Expected Life                          8.5 years          8.5 years
Expected Volatility                      52.0%              52.0%
Risk-Free Interest Rate                   4.8%              4.8%

A summary of the status of the Company's stock option plan is presented below:

                                                                Three Months Ended March 31,
                                                 ----------------------------------------------------------
                                                            2005                            2004
                                                 ---------------------------    ---------------------------
                                                                 Weighted                         Weighted
                                                                 Average                           Average
                                                                 Exercise                         Exercise
                                                  Shares          Price           Shares            Price
                                                 ---------     -------------    ------------    -----------

Outstanding at Beginning of Period                  45,388      $    8.60          102,057      $     8.59
Granted                                                  0                               0
Exercised                                          (7,911)                         (24,000)
Surrendered                                        (4,655)           8.60           (7,656)           8.60
Forfeited                                                0                               0
                                                 ---------                      ----------
Outstanding at End of Period                        32,822      $    8.60           70,401      $     8.59
                                                 =========                      ==========


Options Exercisable at Period-End                   32,822      $    8.60           68,745      $     8.59
Weighted-Average Fair Value of
  Options Granted during the period                    n/a                             n/a

Information pertaining to options outstanding at March 31, 2005 is as follows:

                                       Options Outstanding                        Options Exercisable
                        -----------------------------------------------    ------------------------------
                                            Weighted
                                             Average         Weighted                         Weighted
                                            Remaining        Average                           Average
     Range of              Number          Contractual       Exercise         Number          Exercise
  Exercise Prices        Outstanding          Life            Price         Exercisable         Price
--------------------    --------------    --------------    -----------    --------------    ------------
   $8.00 - $9.00               32,822       3.8 years        $8.60            32,822         $   8.60

The Company has purchased 33,162 and 48,560 shares as of March 31, 2005 and December 31, 2004, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.

Note 5 - Improvement Plan for Main Office Facility

The company has begun construction on a new main office facility of 15,000 square feet, with an estimated completion date of August 2005.

Note 6 - Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities". This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process and other board projects and in conjunction with other implementation issues. Management does not expect this statement to have any significant impact on the Company's financial position or results of operations.

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

Consolidation of Variable Interest Entities

In December 2003, the FASB issued revised Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary, which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. This Interpretation is effective for the Bank in the first fiscal year or interim period ending after December 15, 2004. The Company does not presently have any related entities considered to be variable interest entities and this Standard is not expected to have a material effect on the Company's financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial condition or results of operations.

Meaning of Other-Than-Temporary Impairment

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, "Meaning of Other Than Temporary Impairment" ("Issue 03-1"). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and cost method investments, and required certain additional financial statement disclosures. The implementation of the "Other-than-Temporary Impairment" component of this consensus has been postponed. The adoption of the guidance contained in this EITF consensus did not have a material effect on the Company's financial statements.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Bank beginning January 1, 2006. The effect of this pronouncement on the Company's financial statements will depend on whether or not the Company grants more stock options in future periods.

Exchanges of Non-Monetary Assets

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

Note 7 - Subsequent Event

At its meeting on April 12, 2005, the Company's Board of Directors approved proceeding with a proposed going private transaction. The proposed transaction would reduce the number of stockholders of record from approximately 547 to approximately 96. To provide funding for the proposed transaction, management anticipates selling approximately $4 million of investment securities and borrowing approximately $2 million from the Federal Home Loan Bank. See Form 8-K filed on April 14, 2005 for additional information.

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

The following is a discussion of our financial condition as of March 31, 2005. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets decreased from December 31, 2004 to March 31, 2005 by $4.4 million, or 3.6%, from $122.7 million at December 31, 2004 to $118.2 million at March 31, 2005. The decrease in assets was principally the result of a decrease in cash and due from depository institutions and investment securities. Investment securities decreased by $2.7 million and cash and amounts due from depository institutions decreased by $2.8 million.

Loans receivable increased from December 31, 2004 to March 31, 2005 as originations exceeded repayments for the period by approximately $464,000. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At March 31, 2005 and December 31, 2004, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                           March 31, 2005      December 31, 2004
                                         -----------------     -----------------
                                            (Dollars in          (Dollars in
                                              Thousands)           Thousands)
                                          Amount    Percent    Amount    Percent
Type of Loan:
Real estate loans:
  One- to four-family residential       $ 62,686    75.8%      $ 63,037    76.6%

  Commercial                              10,039    12.1%        10,227    12.4%

  Construction                             5,028     6.1%         4,172     5.1%

Consumer loans:

  Automobile                               1,170     1.4%         1,278     1.6%

  Loans to depositors, secured by deposits 1,224     1.5%         1,224     1.5%

  Home equity and second mortgage            998     1.2%           734     0.9%

  Other                                    1,595     1.9%         1,567     1.9%
                                         -------   ------       -------  -------
                                         $82,740   100.0%       $82,243   100.0%
                                         -------   ======       -------  =======
Less:

  Loans in process                         2,101                  2,085

  Deferred fees and discounts                348                    348

  Allowance for loan losses                  997                    980
                                         -------                -------
    Total                                $79,294                $78,830
                                         -------                -------

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


                                                    Three              Three
                                                 Months Ended      Months Ended
                                                   March 31,           March 31,
                                                     2005               2004
                                                --------------    --------------
                                                        (In Thousands)
Balance at beginning of period                        $  980         $    921
                                                --------------    --------------
Charge-offs:
  Consumer                                                 0               (4)
  Mortgage                                                (2)             (12)
Recoveries:
  Consumer                                                 1                1
  Mortgage                                                 0                0
                                                --------------    --------------
Net Charge-offs                                           (1)             (15)
Provision for loan losses                                 18               28
                                                --------------    --------------
Balance at end of period                              $  997         $    934
                                                ==============    ==============

The following table sets forth information about our nonperforming assets at the dates indicated.

                                                  March 31,         March 31,
                                                    2005              2004
                                                --------------    --------------
                                                        (In Thousands)
 Nonaccrual Loans                                $          -       $          -
Accruing loans which are contractually past due 90 days or more:
Real Estate:
  Residential                                              81               378
  Non-Residential                                           3                 9
Consumer                                                    2                 9
                                                --------------    --------------
Total                                            $         86       $       396
                                                ==============    ==============

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

During the three months ended March 31, 2005, the Company's liabilities decreased by $4.6 million, or 4.4%. Total deposits decreased $3.1 million or 3.1% from $100.9 million at December 31, 2004 to $97.8 million at March 31, 2005.

During 2004, the Bank accepted deposits totaling approximately $8.3 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. As of March 31, 2005, the Bank had retained approximately $2.8 million of these deposits. Management is unable to determine whether the Bank will retain these deposits upon maturity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities which are available for sale. Also the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $145,000 from $18.42 million at December 31, 2004 to $18.56 million at March 31, 2005. The Company's equity increased primarily due to net income of $477,000 and proceeds from stock options exercised of $68,000, and a decrease in unearned compensation related to the Company's ESOP of $116,000, offset by a decrease doe to the cost of stock options surrendered of $55,000 and a decrease in accumulated other comprehensive income of $448,000. The market value of UTBI's investment portfolio decreased due to changes in the current interest rate environment.

Discussion of Results of Operations for the Three Months Ended March 31, 2005 and 2004

Our net income for the three months ended March 31, 2005 was $477,000, which was an increase of $85,000 from the amount we earned during the three months ended March 31, 2004. Basic and diluted earnings per share for the three months ended March 31, 2005 were each $0.40 compared to $0.32 for the same period in 2004. Basic average shares outstanding for three months ended March 31, 2005 was 1,195,105 shares and 1,230,379 shares for the three months ended March 31, 2004. Average dilutive potential shares outstanding were 0 and 9,638 respectively.

Interest income increased $15,000, or 1.0%, from $1.68 million for the three months ended March 31, 2004 to $1.70 million for the three months ended March 31, 2005. The increase in interest income is primarily a result of an increase in investment securities interest of $20,000 offset by a decrease in interest income on loans of $7,000.

Interest expense on deposits increased $103,000, or 27.4% from $376,000 for the three months ended March 31, 2004 to $479,000 for the three months ended March 31, 2005, primarily due to the increase in deposit account interest rates. Rising rates has increased our average interest rate paid on deposits from 1.54% for the three months ended March 31, 2004, to 1.89% for the three months ended March 31, 2005.

Net interest income decreased $88,000, or 6.7%, between the periods as a result of the larger increase in interest expense than the increase in interest income. The Company's net interest margin narrowed to 4.21% for the three months ended March 31, 2005 compared to 4.77% for the comparable period of 2004. The narrowing of the net interest margin reflects the current rate environment and the fact that our yield on loans and investments has reduced.

Noninterest income remained steady at $130,000 for the three months ended March 31, 2005 and 2004.

Noninterest expenses decreased $193,000 from $819,000 for the three months ended March 31, 2004 to $626,000 for the three months ended March 31, 2005. The decrease in noninterest expense was primarily from a decrease compensation and benefits of $226,000, offset by an increase in other noninterest expenses of $29,000. The decrease compensation and benefits resulted from the mark to market adjustment on the Directors Long-term Incentive Plan of $38,000 and a $20,000 decrease to the directors deferred compensation liability compared to an expense of $57,000 and $152,000 for the comparable period of 2004. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the period.

Our effective tax rates for the three months ended March 31, 2005 and 2004 were 32.2% and 33.4%, respectively. The decrease in our effective tax rate for the period in 2005 was due to the surrender of stock options, which provide a tax benefit to the Company.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At March 31, 2005 and December 31, 2004, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of March 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: May 13, 2005        /s/Richard G. Harwood
                           -----------------------------------------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting Officer)