Form 10QSB
period 2005-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2005-08-08
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,180,999
                                         ---------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

        Item 1.  Financial Statements

                Consolidated Statements of Financial Condition
                as of June 30, 2005 (Unaudited) and December 31, 2004......    3

                Consolidated Statements of Income for the
                Three-Month and Six-Month Periods Ended
                June 30, 2005 and 2004 (Unaudited).........................    4

                Consolidated Statements of Comprehensive Income
                for the Three-Month and Six-Month Periods
                Ended June 30, 2005 and 2004 (Unaudited)...................    5

                Consolidated Statement of Changes in Shareholders'
                Equity for the Six-Month Period Ended
                June 30, 2005 (Unaudited)..................................    6

                Consolidated Statements of Cash Flow for the
                Six-Month Periods Ended June 30, 2005 and 2004
                (Unaudited)................................................    7

                Notes to Consolidated Financial Statements for the
                Three-Month and Six-Month Periods Ended June 30, 2005
                and 2004 (Unaudited).......................................    9

        Item 2. Management's Discussion and Analysis or
                Plan of Operation..........................................   13

        Item 3. Controls and Procedures....................................   19


PART II.  OTHER INFORMATION
          -----------------

        Item 1. Legal Proceedings .........................................   20

        Item 2. Changes in Securities and Use of Proceeds..................   20

        Item 3. Defaults upon Senior Securities............................   20

        Item 4. Submission of Matters to a Vote of Security Holders........   20

        Item 5. Other Information..........................................   20

        Item 6. Exhibits and Reports on Form 8-K...........................   20

SIGNATURES      ...........................................................   21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004


                                                                June 30,         December
                                                                  2005               31,
                                                              (Unaudited)           2004
                                                              ------------    -------------
                                                                     (In Thousands)
                           Assets
Cash and amounts due from depository institutions              $    3,449      $     3,444
Investment securities available for sale, at fair value            28,466           35,579
Loans receivable, net                                              80,399           78,830
Premises and equipment, net                                         3,006            1,714
Real estate acquired through foreclosure                                0              128
Accrued interest receivable                                           590              573
Goodwill, net of amortization                                         673              713
Cash surrender value of life insurance                              1,633            1,597
Prepaid expenses and other assets                                      28               81
                                                              ------------    -------------
  Total assets                                                 $  118,244      $   122,659
                                                              ============    =============

                   Liabilities and Equity
Liabilities:
 Deposits                                                      $   97,148      $   100,919
 Advances from Federal Home Loan Bank                                   0            1,000
 Accrued interest payable                                             112              135
 Accrued income taxes                                                  37                0
 Deferred income taxes                                                455              561
 Accrued benefit plan liabilities                                   1,470            1,531
 Other liabilities                                                    173               94
                                                              ------------    -------------
Total liabilities                                                  99,395          104,240
                                                              ------------    -------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
   issued and outstanding 1,180,999 shares (1,196,999 in 2004) $   10,762      $   11,098
 Unearned compensation - ESOP                                           0             (180)
 Shares in grantor trust - contra account                            (224)            (224)
 Shares in stock option plan trusts - contra account                 (508)            (749)
 Retained earnings                                                  7,776            7,258

 Accumulated other comprehensive income                             1,043            1,216
                                                              ------------    -------------

  Total shareholders' equity                                       18,849           18,419
                                                              ------------    -------------
Total liabilities and equity                                   $  118,244      $   122,659
                                                              ============    =============

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                                                       (In Thousands Except            (In Thousands Except
                                                                      per Share Information)          per Share Information)
                                                                    ----------------------------    ---------------------------
                                                                        Three Months Ended               Six Months Ended
                                                                    ----------------------------    ---------------------------
                                                                             June 30,                        June 30,
                                                                    ----------------------------    ---------------------------
                                                                       2005            2004            2005            2004
                                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                    ------------    ------------    ------------    -----------
Interest income:
 Loans                                                               $    1,362     $     1,353     $     2,711     $     2,709
 Investment securities                                                      333             339             676            662
 Other interest-earning assets                                               17               2              22              5
                                                                    ------------    ------------    ------------    -----------
  Total interest income                                                   1,712           1,694           3,409          3,376
                                                                    ------------    ------------    ------------    -----------
Interest expense:
 Deposits                                                                   537             391           1,014            767
 Advances from Federal Home Loan Bank                                         4               0               6              0
                                                                    ------------    ------------    ------------    -----------
  Total interest expense                                                    541             391           1,020            767
                                                                    ------------    ------------    ------------    -----------
Net interest income                                                       1,171           1,303           2,389          2,609

Provision for loan losses                                                    18              24              36             52
                                                                    ------------    ------------    ------------    -----------

Net interest income after provision for loan losses                       1,153           1,279           2,353          2,557
                                                                    ------------    ------------    ------------    -----------

Noninterest income:
 Deposit account service charges                                             74              75             144            147
 Loan service charges and fees                                               24              26              53             55
 Net gain (loss) on sales of investment securities available for sale       484               0             484              0
 Other                                                                       48              32              79             61
                                                                    ------------    ------------    ------------    -----------
  Total noninterest income                                                  630             133             760            263
                                                                    ------------    ------------    ------------    -----------

Noninterest expense:
 Compensation and benefits                                                  552             339             836            849
 Occupancy and equipment                                                     55              90             108            150
 Federal deposit insurance premiums                                          23               4              27              8
 Data processing fees                                                        86              87             170            165
 Advertising and promotion                                                   19              21              37             35
 Net (gain) loss on foreclosed real estate                                  (3)             (8)             (2)            (8)
 Amortization                                                                20              20              40             40
 Other                                                                      241             165             403            298
                                                                    ------------    ------------    ------------    -----------
  Total noninterest expense                                                 993             718           1,619          1,537
                                                                    ------------    ------------    ------------    -----------

Income before income taxes                                                  790             694           1,494          1,283

Income taxes                                                                275             195             502            392
                                                                    ------------    ------------    ------------    -----------
Net income                                                           $      515     $       499     $       992     $      891

Earnings per share
 Basic                                                               $     0.43     $      0.41     $      0.83     $     0.73
                                                                    ============    ============    ============    ===========
 Diluted                                                             $     0.43     $      0.41     $      0.83     $      0.72
                                                                    ============    ============    ============    ===========



The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004


                                                         Three Months Ended           Six Months Ended
                                                      -------------------------    ------------------------
                                                              June 30,                    June 30,
                                                      -------------------------    ------------------------
                                                        2005           2004          2005          2004
                                                      ----------    -----------    ----------    ----------
                                                          (Unaudited - in              (Unaudited - in
                                                             thousands)                  thousands)
Net income                                               $  515        $  499         $  992       $  891
                                                      ----------    -----------    ----------    ----------
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities         927          (863)           205         (501)
 Less reclassification adjustment for gains\losses
  included in net income                                   (484)            0           (484)           0
 Less income taxes related to unrealized
  gains\losses on investment securities                    (168)          328            106          190
                                                      ----------    -----------    ----------    ----------
   Other comprehensive income (loss), net of tax            275          (535)          (173)        (311)
                                                      ----------    -----------    ----------    ----------

Comprehensive income(loss)                               $  790        $  (36)        $  819       $  580
                                                      ==========    ===========    ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

                                                          Shares in     Shares in                Accumulated
                                                                         Stock
                                             Unearned      Grantor       Option                     Other        Total
                                                           Trust -       Plan -
                               Common      Compensation    Contra       Contra       Retained   Comprehensive  Shareholders'
                               Stock           ESOP        Account       Account      Earnings     Income        Equity
                               -------      -----------   -----------   ----------    --------   ------------  -----------
                                                                   (In Thousands)
Balances, beginning of period  $11,098           (180)         (224)         (749)      7,258      1,216           18,419

Net income                           0              0             0             0         992          0              992

Other comprehensive income
(loss)                               0              0             0             0           0       (173)            (173)

Retirement of Stock held
in the Stock Option Plan
Trust                             (336)             0             0           336           0          0                0

Purchase of Stock to be
held in the Stock Option Plan        0              0             0           (68)          0          0              (68)


Payment on ESOP loan
principal                            0            180             0             0           0          0              180

Dividends paid                       0              0             0             0        (474)         0             (474)

Proceeds from exercise of
  stock options                      0              0             0            68           0          0               68

Costs associated with
stock options
  surrendered                        0              0             0           (95)          0          0              (95)
                               -------      ---------     ---------     ---------    --------   ---------      -----------


Balances, end of period      $  10,762      $       -     $    (224)    $    (508)   $  7,776   $  1,043       $   18,849
                               =======      =========     =========     =========    ========   =========      ===========



The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND 2004

                                                                           Six Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                          2005          2004
                                                                           (Unaudited - in
                                                                              thousands)
                                                                       -------------------------
Operating Activities:
 Net income                                                            $      992     $     891
                                                                       -----------    ----------

 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                   36            52
   Depreciation                                                                33            46
   Amortization of goodwill                                                    40            40
   Net (gain) loss on sales of foreclosed real estate                          (2)           (8)
   Federal home loan bank stock dividends                                     (23)          (19)
   Net (gain) loss on sales of investment securities available for sale      (484)            0

   Increase in cash surrender value of bank-owned life insurance              (36)          (35)
   (Increase) Decrease in:
    Accrued interest receivable                                               (17)          (84)
    Other assets                                                               53           (19)
   Increase (Decrease) in:
    Accrued interest payable                                                  (23)           22
    Accrued income taxes                                                       37             0
    Accrued benefit plan liabilities                                          (61)          (29)
    Other liabilities                                                          79            70
                                                                       -----------    ----------
     Total adjustments                                                       (368)           36
                                                                       -----------    ----------
Net cash provided by operating activities                                     624           927
                                                                       -----------    ----------
Investing Activities:
 Purchases of investment securities available for sale                          0       (14,799)
 Proceeds from maturities of investment securities available for sale       1,912             0
 Payments received on investment securities available for sale              1,544         5,057
 Proceeds from sales of investment securities available for sale            3,885             0
 Net (increase) decrease in loans                                          (1,535)          571
 Purchases of premises and equipment, net                                  (1,325)         (140)
 Proceeds from sales of foreclosed real estate                                 60           149
                                                                       -----------    ----------
Net cash used in investing activities                                       4,541        (9,162)
                                                                       -----------    ----------









The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND 2004


                                                                          Six Months Ended
                                                                         2005          2004
                                                                       ----------    ----------
                                                                           (Unaudited - in
                                                                             thousands)
Financing Activities:
 Dividends paid                                                             (474)         (442)
 Costs associated with stock options surrendered                             (95)         (276)
 Net increase (decrease) in deposits                                      (3,771)        6,391
 Purchase of common stock                                                    (68)          (54)
 Proceeds from exercise of stock options                                      68           206


 Payment on ESOP loan and release of shares                                  180           171
 Net repayment of advances from Federal Home Loan Bank                    (1,000)            0
                                                                       ----------    ----------

Net cash provided by (used in) financing activities                      (5,160)         5,996
                                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents                           5        (2,239)

Cash and cash equivalents, beginning of period                             3,444         5,196
                                                                       ----------    ----------

Cash and cash equivalents, end of period                               $   3,449     $   2,957
                                                                       ==========    ==========

Supplementary disclosures of cash flow information: Cash paid during the period for:
 Interest                                                                 $1,043          $745
 Income taxes                                                               $465          $449

Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                     $343          $427
  Sale of foreclosed real estate by origination of mortgage loans           $413            $0
  Change in unrealized gain\loss on investment securities
   available for sale                                                      ($279)        ($501)
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale                   ($106)        ($190)
  Change in net unrealized gain\loss on investment
   securities available for sale                                           ($173)        ($311)










The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE-MONTH AND SIX-MONTH PERIODS
                    ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                                                         Three Months Ended       Six Months Ended
                                                         --------------------    --------------------
                                                              June 30,                June 30,
                                                         --------------------    --------------------
(In thousands, except per share data)                     2005          2004        2005        2004
                                                         --------    --------    --------    --------
Net Income, as reported                                  $  515      $   499     $   992     $   891

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects
  to calculate earnings per share                             0            0           0           0
                                                         --------    --------    --------    --------
Pro forma net income                                     $  515      $   499     $   992     $   891
                                                         ========    ========    ========    ========
Earnings per share:
  Basic - as reported                                    $ 0.43      $  0.41     $  0.83     $  0.73
                                                         ========    ========    ========    ========
  Basic - pro forma                                      $ 0.43      $  0.41     $  0.83     $  0.73
                                                         ========    ========    ========    ========
  Diluted - as reported                                  $ 0.43      $  0.41     $  0.83     $  0.72
                                                         ========    ========    ========    ========
  Diluted - pro forma                                    $ 0.43      $  0.41     $  0.83     $  0.72
                                                         ========    ========    ========    ========

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

Earnings per share have been computed based on the following:

                                                Three Months Ended              Six Months Ended
                                             --------------------------    ---------------------------
                                                     June 30,                       June 30,
                                             --------------------------    ---------------------------
                                                2005           2004           2005            2004
                                             -----------    -----------    ------------    -----------

Average number of shares outstanding          1,185,175      1,225,764       1,190,112      1,228,071
Effect of dilutive options                            0            963               0         11,931
                                             -----------    -----------    ------------    -----------
Average number of shares outstanding used
  to calculate earnings per share             1,185,175      1,226,727       1,190,112      1,240,002
                                             ===========    ===========    ============    ===========

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

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. Holders of the options can also surrender the options and be paid cash for the difference between the exercise price and the stock's fair value on the date surrendered. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the six month period ended June 30, 2005, 12,819 options were surrendered at a total cost of $138,122 (27,408 shares for $276,292 in 2004). Stock options awarded and outstanding totaled 24,661 and 50,649 as of June 30, 2005 and 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              Period Ended
                         ------------------------
                              June 30, 2005
                         ------------------------
                           2005          2004
                         ----------    ----------
Dividend Yield             3.5%          3.5%
Expected Life            7.5 years     8.5 years
Expected Volatility        52.0%         52.0%
Risk-Free Interest Rate    4.8%          4.8%


A summary of the status of the Company's stock option plan is presented below:

                                                  Six Months Ended June 30,
                                     -----------------------------------------------------
                                               2005                        2004
                                     -------------------------    ------------------------
                                                   Weighted                     Weighted
                                                   Average                      Average
                                                   Exercise                     Exercise
                                       Shares       Price          Shares        Price
                                     ----------    -----------    ---------    -----------

Outstanding at Beginning of Period      45,388        $  8.60      102,057        $  8.59
Granted                                      0                           0
Exercised                               (7,911)                    (24,000)
Surrendered                            (12,816)          8.60      (27,408)          8.60
Forfeited                                    0                           0
                                     ----------                   ---------
Outstanding at End of Period            24,661        $  8.60       50,649        $  8.59
                                     ==========                   =========


Options Exercisable at Period-End       24,661        $  8.60       48,993        $  8.59
Weighted-Average Fair Value of
  Options Granted during the period        n/a                         n/a

Information pertaining to options outstanding at June 30, 2005 is as follows:

                                Options Outstanding                   Options Exercisable
                    --------------------------------------------   --------------------------
                                      Weighted
                                       Average        Weighted                     Weighted
                                      Remaining       Average                       Average
    Range of           Number        Contractual      Exercise       Number        Exercise
Exercise Prices     Outstanding         Life           Price       Exercisable       Price
-----------------   -------------    ------------    -----------   ------------    ----------
 $8.00 - $9.00            24,661      3.6 years       $  8.60          24,661      $8.60

The Company has purchased 26,562 and 48,650 shares as of June 30, 2005 and December 31, 2004, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized.

Note 5 - Improvement Plan for Main Office Facility

The company is nearing completion of the construction a new main office facility with approximately 15,000 square feet.The projected completion date is August 2005.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
--------------------------------------------------------------------------

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

Share-Based Payment
--------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Bank beginning January 1, 2006. The effect of this pronouncement on the Company's financial statements will depend on whether or not the Company grants more stock options in future periods.

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

Note 7 - Current Items in Process with the Securities and Exchange Commission

As announced on April 14, 2005, United Tennessee Bankshares, Inc., the holding company for Newport Federal announced that the Company's Board of Directors has approved proceeding with a proposed going private transaction. The proposed transaction would reduce the number of stockholders of record from approximately 545 to approximately 96. Following the proposed transaction, the Company would continue operations as a privately held corporation that would not be required to file periodic public reports with the Securities and Exchange Commission (the "SEC"). The terms of the proposed transaction are expected to provide that each stockholder of record of the Company beneficially owning fewer than 2,500 common shares will receive cash of $22.00 per share. The price established by the Board of Directors was supported by a fairness opinion provided by a qualified valuation firm. Each stockholder of record beneficially owning 2,500 or more common shares will continue to hold the same number of shares of the Company after the transaction and will not receive any cash for those shares. Beneficial ownership includes stock owned by a person's spouse and minor children, as well as stock directly owned. UTBI anticipates delivering the proxy to shareholders sometime in August. A preliminary proxy was filed with the SEC on June 24, 2005 and is available for review on the SEC's website (www.sec.gov).

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

The following is a discussion of our financial condition as of June 30, 2005. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets decreased from December 31, 2004 to June 30, 2005 by $4.4 million, or 3.6%, from $122.6 million at December 31, 2004 to $118.2 million at June 30, 2005. The decrease in assets was principally the result of a decrease in investment securities. Investment securities decreased by $7.1 million offset by an increase in loans receivable of $1.6 million and an increase in premises and equipment of $1.3 million. Investment securities were sold to fund the increase in loan demand, repay advances from the Federal Home Loan Bank and fund a reduction in deposits. The reduction in deposits is primarily related to governmental and institutional deposits we had received last year.

Loans receivable increased from December 31, 2004 to June 30, 2005 as originations exceeded repayments for the period by approximately $1.6 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2005 and December 31, 2004, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                          June 30, 2005        December 31, 2004
                                    --------------------    --------------------
                                        (Dollars in             (Dollars in
                                          Thousands)              Thousands)
                                     Amount     Percent      Amount      Percent
Type of Loan:
Real estate loans:
   One- to four-family residential  $ 62,860    75.3%      $ 63,037    76.6%

  Commercial                          10,700    12.8%        10,227    12.4%

  Construction                         5,031     6.0%         4,172     5.1%

Consumer loans:

  Automobile                           1,106     1.3%         1,278     1.6%

  Loans to depositors,
   secured by deposits                 1,160     1.4%         1,224     1.5%

  Home equity and second mortgage      1,026     1.2%           733     0.9%

  Other                                1,643     2.0%         1,567     1.9%
                                    --------- --------     --------  --------
                                      83,526   100.0%        82,238   100.0%
                                    --------- ========     --------  ========

Less:

  Loans in process                     1,770                  2,085

  Deferred fees and discounts            347                    348

  Allowance for loan losses            1,010                    980
                                   ----------              ---------
    Total                           $ 80,399               $ 78,825
                                   ==========              =========

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

                                                    Six              Six
                                                  Months            Months
                                                   Ended            Ended
                                                 June 30,          June 30,
                                                   2005              2004
                                                ------------     -------------
                                                       (In Thousands)
Balance at beginning of period                  $      980       $       921
                                                ------------     -------------
Charge-offs:
  Consumer                                              (5)              (17)
  Mortgage                                              (2)              (13)
Recoveries:
  Consumer                                               1                 2
  Mortgage                                               0                 0
                                                ------------     -------------
Net Charge-offs                                         (6)              (28)
Provision for loan losses                               36                52
                                                ------------     -------------
Balance at end of period                        $    1,010       $       945
                                                ============     =============



The following table sets forth information about our nonperforming assets at the dates indicated.

                                                  June 30,             June 30,
                                                    2005                 2004
                                                    ----                 ----
                                                          (In Thousands)

         Nonaccrual Loans                          $     -            $     -
         Accruing loans which are
         contractually past due
         90 days or more:
         Real Estate:
           Residential                                  96                262
           Non-Residential                               2                  4
         Consumer                                        2                 15
                                                   -------            --------
         Total                                     $   100            $   281
                                                   =======            ========



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

During the six months ended June 30, 2005, the Company decreased its liabilities by $4.8 million, or 4.6%. Total deposits decreased $3.8 million or 3.7% from $100.9 million at December 31, 2004 to $97.1 million at June 30, 2005.

During 2004, the Bank has accepted deposits totaling approximately $8.3 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. The Bank as of June 30, 2005, has retained $1.1 million of these deposits. In the event the Bank is not able to retain the remaining deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

Our shareholders' equity increased $430,000 from $18.4 million at December 31, 2004 to $18.8 million at June 30, 2005. The Company's equity increased primarily due to net income of $992,000 and proceeds from stock options exercised of $68,000, and a decrease in unearned compensation related to the Company's ESOP of $180,000, offset by a decrease due to the cost of stock options surrendered of $95,000, dividends paid of $474,000 and a decrease in accumulated other comprehensive income of $173,000. The market value of UTBI's investment portfolio decreased due to changes in the current interest rate environment

Discussion of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Our net income for the three months ended June 30, 2005 was $515,000, which was an increase of $16,000 from the amount we earned during the three months ended June 30, 2004. Basic and diluted earnings per share for the three months ended June 30, 2005 were each $0.43 compared to $0.41 for the same period in 2004. Basic average shares outstanding for three months ended June 30, 2005 was 1,185,175 shares and 1,225,764 shares for the three months ended June 30, 2004. Average dilutive potential shares outstanding were 0 and 963 respectively.

Interest income increased $18,000, or 1.1%, from $1.69 million for the three months ended June 30, 2004 to $1.71 million for the three months ended June 30, 2005. The increase in interest income is a result of an increase in other interest income of $15,000 and an increase in interest income on loans of $9,000, offset by a decrease in interest income on investments of $6,000.

Interest expense on deposits increased $146,000 from $391,000 for the three months ended June 30, 2004 to $537,000 for the three months ended June 30, 2005, due to the increase in deposit account interest rates. Our cost of funds increased from 1.54% at June 30, 2004, to 2.13% at June 30, 2005.

Net interest income decreased $132,000, or 10.1%, between the periods as a result of the larger increase in interest expense compared to the increase in interest income. The Company's net interest margin narrowed to 4.21% for the three months ended June 30, 2005 compared to 4.70% for the comparable period of 2004. The narrowing of the net interest margin reflects the current rate environment and the fact that our cost of funds has increased.

Noninterest income increased $497,000 from $133,000 for the three months ended June 30, 2004 to $630,000 for the three months ended June 30, 2005. The increase in noninterest income was due primarily to a $582,000 gain on the sale of our Intrieve Inc. stock, our third-party data processor, offset by a loss on the sale of mortgage back securities of $98,000. On April 4, 2005, Harland Financial Solutions ("Harland") announced that it was acquiring Intrieve, Inc. UTBI will continue its current third-party data processing arrangement with Harland. UTBI owned 4,000 shares of stock in Intrieve, Inc., which was carried at a cost of approximately $105,000.

Noninterest expenses increased $275,000 from $718,000 for the three months ended June 30, 2004 to $993,000 for the three months ended June 30, 2005. The increase in noninterest expense was primarily from increase compensation and benefits of $213,000, and an increase in other non-interest expense of $76,000. The increase compensation and benefits resulted primarily from the mark to market adjustment on the Directors Incentive Plan of $53,000 and a $128,000 increase to the directors deferred compensation liability. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the period. The increase in the other non-interest expense category reflects the increase in legal, accounting and consulting fees associated with the April 14, 2005, announcement of United Tennessee Bankshares proposed going private transaction.

Our effective tax rates for the three months ended June 30, 2005 and 2004 were 34.8% and 28.1%, respectively. The lower effective tax rate for the period in 2004 was due to the surrender of stock options, which provide a tax benefit to the Company.

Discussion of Results of Operations for the Six Months Ended June 30, 2005 and 2004

Our net income for the six months ended June 30, 2005 was $992,000, which was an increase of $101,000 from the amount we earned during the six months ended June 30, 2004. Basic and diluted earnings per share for the six months ended June 30, 2005 were each $0.83 compared to $0.73 and $0.72 for the same period in 2004. Basic average shares outstanding for six months ended June 30, 2005 was 1,190,112 shares and 1,228,071 shares for the six months ended June 30, 2004. Average dilutive potential shares outstanding were 0 and 11,931 respectively.

Interest income increased $33,000, or 1.0%, from $3.38 million for the six months ended June 30, 2004 to $3.41 million for the six months ended June 30, 2005. The increase in interest income is a result of an increase in other interest income of $17,000 and an increase in interest income on loans of $2,000 and an increase in interest income on investments of $14,000.

Interest expense on deposits increased $247,000 from $767,000 for the six months ended June 30, 2004 to $1,014,000 for the six months ended June 30, 2005, due to the increase in deposit account interest rates. Our cost of funds increased from 1.54% for the three months ended June 30, 2004, to 2.01% for the three months ended June 30, 2005.

Net interest income decreased $220,000, or 8.4%, between the periods as a result of the larger increase in interest expense compared to the increase in interest income. The Company's net interest margin narrowed to 4.30% for the six months ended June 30, 2005 compared to 4.79% for the comparable period of 2004. The narrowing of the net interest margin reflects the current rate environment and the fact that our cost of funds has increased.

Noninterest income increased $497,000 from $263,000 for the six months ended June 30, 2004 to $760,000 for the six months ended June 30, 2005. The increase in noninterest income was due primarily to a $582,000 gain on the sale of our Intrieve, Inc. stock, our third-party data processor, offset by a loss on the sale of mortgage back securities of $98,000. On April 4, 2005, Harland Financial Solutions ("Harland") announced that it was acquiring Intrieve, Inc. UTBI will continue its current third-party data processing arrangement with Harland. UTBI owned 4,000 shares of stock in Intrieve, Inc., which was carried at a cost of approximately $105,000.

Noninterest expenses increased $82,000 from $1.54 million for the six months ended June 30, 2004 to $1.62 million for the six months ended June 30, 2005. The increase in noninterest expense was primarily from an increase in other noninterest expense of $105,000, offset by a decrease in occupancy and equipment of $42,000. The increase in the other non-interest expense category reflects the increase in legal, accounting and consulting fees associated with the April 14, 2005, announcement of United Tennessee Bankshares proposed going private transaction.

Our effective tax rates for the six months ended June 30, 2005 and 2004 were 33.6% and 30.6%, respectively. The lower effective tax rate for the period in 2004 was due to the surrender of stock options, which provide a tax benefit to the Company.

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

We have historically maintained substantial levels of capital. The assessment of capital adequacy depends on several factors, including asset quality, earnings trends, liquidity and economic conditions. We seek to maintain high levels of regulatory capital to give us maximum flexibility in the changing regulatory environment and to respond to changes in market and economic conditions. These levels of capital have been achieved through consistent earnings enhanced by low levels of noninterest expense and have been maintained at those high levels as a result of our policy of moderate growth generally confined to our market area. At June 30, 2005 and December 31, 2004, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of June 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

(2) Incorporated by reference to United Tennessee Bankshares, Inc.'s Registration Statement on Form S-8, File No. 333-82803.

(b) Reports on Form 8-K:

          United Tennessee Bankshares, Inc. filed a current report on Form 8-K on April 14, 2005 announcing a proposed going private transaction.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED TENNESSEE BANKSHARES, INC.
                                    Registrant



Date:  August 8, 2005             /s/Richard G. Harwood
                                   ---------------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized and Representative
                                     and Principal Financial and Accounting
                                     Officer)