Form 10QSB
period 2005-09-30
UNITED TENNESSEE BANKSHARES INC
filed 2005-11-21
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005.


                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            TENNESSEE                                      62-1710108
----------------------------------                     ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)



  170 Broadway, Newport, Tennessee                           37821
------------------------------------                      -----------
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 1,142,999
                                         ---------

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition as of
             September 30, 2005 (Unaudited) and December 31, 2004            3


             Consolidated Statements of Income for the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004
             (Unaudited)                                                     4


             Consolidated Statements of Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2005
             and 2004 (Unaudited)                                            5


             Consolidated Statement of Changes in Shareholders' Equity
             for the Nine-Month Period Ended September 30, 2005
             (Unaudited)                                                     6

             Consolidated Statements of Cash Flow for the Nine-Month
             Periods Ended September 30, 2005 and 2004 (Unaudited)          7-8


             Notes to Consolidated Financial Statements for the
             Three-Month and Nine-Month Periods Ended September 30, 2005
             and 2004 (Unaudited)                                          9-13


    Item 2.  Management's Discussion and Analysis or Plan of Operation    13-19

    Item 3.  Controls and Procedures                                         19


PART II.  OTHER INFORMATION
          -----------------

    Item 1.  Legal Proceedings                                               20

    Item 2.  Changes in Securities and Use of Proceeds                       20

    Item 3.  Defaults upon Senior Securities                                 20

    Item 4.  Submission of Matters to a Vote of Security Holders             20

    Item 5.  Other Information                                               20

    Item 6.  Exhibits                                                        20

SIGNATURES                                                                   21

CERTIFICATIONS                                                             22-25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                               September
                                                                  30,
                                                                 2005         December 31,
                                                              (Unaudited)         2004
                                                              ------------    -------------
                                                                     (In Thousands)
                    Assets

Cash and amounts due from depository institutions                $  3,223         $  3,444
Investment securities available for sale, at fair value            26,978           35,579
Loans receivable, net                                              82,284           78,830
Premises and equipment, net                                         3,842            1,714
Real estate acquired through foreclosure                                0              128
Accrued interest receivable                                           634              573
Goodwill, net of amortization                                         653              713
Cash surrender value of life insurance                              1,650            1,597
Prepaid expenses and other assets                                      80               81
                                                              ------------    -------------
  Total assets                                                   $119,344        $ 122,659
                                                              ============    =============

                   Liabilities and Equity
Liabilities:
 Deposits                                                        $ 98,085        $ 100,919
 Advances from Federal Home Loan Bank                               1,000            1,000
 Accrued interest payable                                             110              135
 Accrued income taxes                                                   0                0
 Deferred income taxes                                                267              561
 Accrued benefit plan liabilities                                   1,533            1,531
 Other liabilities                                                    167               94
                                                              ------------    -------------
  Total liabilities                                               101,162          104,240
                                                              ------------    -------------

Shareholders' equity:
 Common stock - no par value, Authorized 20,000,000 shares;
  issued and outstanding 1,142,999 shares (1,196,999 in
  2004)                                                          $ 10,597        $  11,459
 Unearned compensation - ESOP                                           0             (180)
 Shares in grantor trust - contra account                            (224)            (224)
 Shares in stock option plan trusts - contra account                 (437)            (500)
 Retained earnings                                                  7,510            6,648
 Accumulated other comprehensive income                               736            1,216
                                                              ------------    -------------
  Total shareholders' equity                                       18,182           18,419
                                                              ------------    -------------

Total liabilities and equity                                     $119,344        $ 122,659
                                                              ============    =============

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                       (In Thousands Except            (In Thousands Except
                                                                      per Share Information)          per Share Information)
                                                                    ----------------------------    ---------------------------
                                                                        Three Months Ended              Nine Months Ended
                                                                    ----------------------------    ---------------------------
                                                                           September 30,                  September 30,
                                                                    ----------------------------    ---------------------------
                                                                       2005            2004            2005            2004
                                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                    ------------    ------------    ------------    -----------
Interest income:
 Loans                                                               $    1,362      $    1,337      $    4,073      $   4,046
 Investment securities                                                      279             393             955          1,055
 Other interest-earning assets                                               19               3              41              8
                                                                    ------------    ------------    ------------    -----------
  Total interest income                                                   1,660           1,733           5,069          5,109
                                                                    ------------    ------------    ------------    -----------

Interest expense:
 Deposits                                                                   595             430           1,609          1,197
 Advances from Federal Home Loan Bank                                         0               1               6              1
                                                                    ------------    ------------    ------------    -----------
  Total interest expense                                                    595             431           1,615          1,198
                                                                    ------------    ------------    ------------    -----------

Net interest income                                                       1,065           1,302           3,454          3,911

Provision for loan losses                                                    18              24              54             76
                                                                    ------------    ------------    ------------    -----------

Net interest income after provision for loan losses                       1,047           1,278           3,400          3,835
                                                                    ------------    ------------    ------------    -----------

Noninterest income:
 Deposit account service charges                                             84              80             228            227
 Loan service charges and fees                                               27              29              80             84
 Net gain (loss) on sales of investment securities available for
   sale                                                                      33              26             517             26
 Net gain (loss) on sales of premises and equipment                         199               0             199              0
 Other                                                                       39              22             118             83
                                                                    ------------    ------------    ------------    -----------
  Total noninterest income                                                  382             157           1,142            420
                                                                    ------------    ------------    ------------    -----------

Noninterest expense:
 Compensation and benefits                                                  357             448           1,282          1,506
 Occupancy and equipment                                                     54              55             162            205
 Federal deposit insurance premiums                                          15               5              42             13
 Data processing fees                                                        80              86             250            251
 Advertising and promotion                                                   29              17              66             52
 Net (gain) loss on foreclosed real estate                                    0              (2)             (2)           (10)
 Amortization                                                                20              20              60             60
 Other                                                                      170             133             573            431
                                                                    ------------    ------------    ------------    -----------
  Total noninterest expense                                                 725             762           2,433          2,508
                                                                    ------------    ------------    ------------    -----------

Income before income taxes                                                  704             673           2,109          1,747

Income taxes                                                                269             260             773            675
                                                                    ------------    ------------    ------------    -----------

Net income                                                           $      435      $      413      $    1,336      $   1,072
                                                                    ============    ============    ============    ===========

Earnings per share
 Basic                                                               $     0.37      $     0.37      $     1.15      $     .97
                                                                    ============    ============    ============    ===========
 Diluted                                                             $     0.36      $     0.37      $     1.13      $     .95
                                                                    ============    ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                         Three Months Ended           Nine Months Ended
                                                      -------------------------    ------------------------
                                                           September 30,                September 30,
                                                      -------------------------    ------------------------
                                                        2005           2004          2005          2004
                                                      ----------    -----------    ----------    ----------
                                                      (Unaudited - in thousands)   (Unaudited- in thousands)


Net income                                               $  435         $  413      $   1,336     $   1,072
                                                      ----------    -----------    ----------    ----------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities        (462)           607           (257)          106
 Less reclassification adjustment for gains\losses
  included in net income                                    (33)           (26)          (517)          (26)
 Less income taxes related to unrealized
  gains\losses on investment securities                     188           (220)           294           (30)
                                                      ----------    -----------    ----------    ----------
   Other comprehensive income (loss), net of tax           (307)           361           (480)           50
                                                      ----------    -----------    ----------    ----------

Comprehensive income(loss)                               $  128         $  774      $     856     $   1,122
                                                      ==========    ===========    ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

                                                         Shares in     Shares in                Accumulated
                                                                        Stock
                                            Unearned      Grantor       Option                     Other          Total
                                                          Trust -       Plan -
                                Common     Compensation   Contra        Contra       Retained   Comprehensive   Shareholders'
                                Stock         ESOP        Account       Account      Earnings     Income          Equity
                                -------    -----------   -----------   ----------    --------   ------------    -------------
                                                                     (In Thousands)

Balances, beginning of period  $11,459       $  (180)      $  (224)     $   (500)    $  6,648    $   1,216       $   18,419

Net income                           0             0             0             0        1,336            0            1,336

Other comprehensive income (loss)    0             0             0             0            0         (480)            (480)

Retirement of stock held
in the stock option plan
trusts                            (864)            0             0           864            0            0                0

Purchase of Common Stock             0             0             0          (877)           0            0             (877)

Decrease in cost of shares
in stock option plan trust           0             0             0            14            0            0               14

Payment on ESOP loan
principal                            0           180             0             0            0            0              180

Dividends paid                       0             0             0             0         (474)           0             (474)

Proceeds from exercise of
stock options                        0             0             0            68            0            0               68

Increase to common stock
for income tax
reduction related to
stock options exercised              2             0             0             0            0            0                2

Increase in cost basis for
withholding tax on stock
options exercised                    0             0             0            (6)           0            0               (6)
                                -------    -----------   -----------   ----------    --------   ------------       -----------

Balances, end of period        $10,597       $     0       $  (224)     $   (437)     $ 7,510     $    736          $18,182
                                =======    ===========   ===========   ==========    ========   ============       ===========

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                          Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       2005             2004
                                                                    (Unaudited - in thousands)
                                                                   ------------------------------
Operating Activities:
 Net income                                                          $    1,336      $     1,072
                                                                   -------------    -------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                                 54               76
   Depreciation                                                              50               69
   Amortization of goodwill                                                  60               60
   Net (gain) loss on sales of foreclosed real estate                        (2)             (10)
   Federal home loan bank stock dividends                                   (35)             (29)
   Net (gain) loss on sales of investment securities available
    for sale                                                               (517)             (26)
   Net (gain) loss on sale of premises and equipment                       (199)               0
   Deferred income taxes (benefit)                                            0                0
   Increase in common stock for income tax reduction related to
    stock options exercised                                                   2               24
   Increase in cash surrender value of bank-owned life insurance            (53)             (52)
   (Increase) Decrease in:
    Accrued interest receivable                                             (61)            (103)
    Other assets                                                              1              101
   Increase (Decrease) in:
    Accrued interest payable                                                (25)              22
    Accrued income taxes                                                      0               68
    Accrued benefit plan liabilities                                          2              116
    Other liabilities                                                        73              104
                                                                   -------------    -------------
     Total adjustments                                                     (650)             420
                                                                   -------------    -------------
Net cash provided by operating activities                                   686            1,492
                                                                   -------------    -------------

Investing Activities:
 Purchases of investment securities available for sale                        0          (14,799)
 Proceeds from maturities of investment securities available for
   sale                                                                   1,912                0
 Payments received on investment securities available for sale            2,582            6,664
 Proceeds from sales of investment securities available for sale          3,885              718
 Net (increase) decrease in loans                                        (3,438)          (1,075)
 Purchases of premises and equipment, net                                (2,303)            (289)
Proceeds from sales of premises and equipment                               324                0
 Proceeds from sales of foreclosed real estate                               60              411
                                                                   -------------    -------------
Net cash used in investing activities                                     3,022           (8,370)
                                                                   -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                          Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       2005             2004
                                                                    (Unaudited - in thousands)
                                                                   ------------------------------

Financing Activities:
 Dividends paid                                                            (474)            (442)
 Decrease in cost of shares in stock option plan trusts                      14               27
 Net increase (decrease) in deposits                                     (2,834)           4,486
 Purchase of common stock                                                  (877)             (74)
 Proceeds from exercise of stock options                                     68              206
 Increase in cost basis for withholding tax on stock options
  exercised                                                                  (6)             (71)
 Payment on ESOP loan and release of shares                                 180              171
                                                                   -------------    -------------

Net cash provided by (used in) financing activities                      (3,929)           4,303
                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                       (221)          (2,575)

Cash and cash equivalents, beginning of period                            3,444            5,196
                                                                   -------------    -------------

Cash and cash equivalents, end of period                             $    3,223       $    2,621
                                                                   =============    =============

Supplementary disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                $1,640           $1,220
 Income taxes                                                              $817             $551

Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                    $343             $436
 Sale of Foreclosed Real Estate by Origination of Mortgage Loans           $413             $178
  Change in unrealized gain\loss on investment securities
   available for sale                                                     ($774)             $80
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale                  ($294)             $30
  Change in net unrealized gain\loss on investment
   securities available for sale                                          ($480)             $50

    The accompanying notes are an integral part of these financial statements

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE-MONTH AND NINE-MONTH PERIODS
                  ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

The Company has a stock-based employee compensation plan, which is described more fully in Note 5. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost is reflected in net income when and if options are exercised by employees and directors, and the Company purchases those shares within six months of the option exercise. Compensation expense equals the cash amount paid to employees and directors, net of any statutory federal income tax withholding and applicable payroll taxes paid from the proceeds. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                               Three Months            Nine Months
                                                                  Ended                   Ended
                                                            --------------------    --------------------
                                                               September 30,           September 30,
                                                            --------------------    --------------------
(In thousands, except per share data)                        2005        2004        2005        2004
                                                            --------    --------    --------    --------

Net Income, as restated                                      $  435      $  413      $1,336      $1,072

Add:  Stock-based employee compensation                           8          20          63         149
  Expense, net of related tax effect


Less: Total stock-based compensation expense determined
    Under fair value based method for all awards, net of
    related tax effect                                            0           0           0           0
                                                            --------    --------    --------    --------

Pro forma net income                                         $  443       $ 433      $1,399      $1,221
                                                            ========    ========    ========    ========


Earnings per share:

  Basic - as reported                                        $ 0.37      $ 0.37      $ 1.15      $  .97
                                                            ========    ========    ========    ========
  Basic - pro forma                                          $ 0.38      $ 0.39      $ 1.20      $ 1.11
                                                            ========    ========    ========    ========
  Diluted - as reported                                      $ 0.36      $ 0.37      $ 1.13      $ 0.95
                                                            ========    ========    ========    ========
  Diluted - pro forma                                        $ 0.37      $ 0.38      $ 1.18      $ 1.08
                                                            ========    ========    ========    ========


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:


                              Period Ended
                         ------------------------
                           September 30, 2005
                         ------------------------
                           2005          2004
                         ----------    ----------

    Dividend Yield         3.5%          3.5%
     Expected Life       7.5 years     8.5 years
  Expected Volatility      52.0%         52.0%
  Risk-Free Interest
         Rate               4.8%          4.8%


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On November 8, 2005, management and the board of directors determined that the Company did not correctly record the expense associated with the repurchase of its common stock from employees and directors for the years ended December 31, 2003 and 2004, and for the interim periods of March 31, June 30, and September 30, 2005. UTBI has consistently applied APB Opinion No. 25 in accounting for its 1999 Stock Option Plan. When stock options were issued, the amount of the options and the exercise price was fixed, and the exercise price was equal to the fair market value of the stock on the date granted. Accordingly, UTBI did not record any compensation cost when the stock options were issued. Stock options were exercised by employees and directors and the stock was immediately repurchased by the Company. The Company had previously repurchased stock using its Stock Option Plan Trust to provide for the shares needed when the options were exercised. The cost of these repurchased shares was recorded in a contra-equity account called "Stock Option Plan Trust Contra Account" which reduced shareholders' equity. When the options were exercised and the stock repurchased, the cost basis of the shares was adjusted in the Stock Option Plan Trust Contra Account. After further research of APB Opinion No. 25 and related interpretation FIN 44, management and the board of directors have determined that the amount of cash paid to employees and directors should have been charged to compensation expense, net of any statutory federal or state tax withholding and payroll taxes paid from the proceeds. In addition, earnings per share were computed incorrectly due to incorrectly including the shares in the various trust accounts in the computation of outstanding shares.

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of December 31, 2004:

                                                  December 31, 2004
                                       Originally        As          Increase
                                        Reported      Restated      (Decrease)
                                       ----------     --------      ----------
Common Stock                            $ 11,098      $ 11,459       $  361
Shares in Stock Option Plan Trusts
- Contra Account                            (749)         (500)         249
Retained Earnings                          7,257         6,647         (610)
Total Shareholders' Equity                18,419        18,419            0

The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the nine month period ended September 30, 2004:

                                                           Three months ended           Nine months ended
                                                           September 30, 2004          September 30, 2004

                                                                            (thousands)

Net Income as Previously Reported                                       $ 447                     $ 1,338
Increase in Compensation Expense                                           33                         242
Increase in Income Tax Expense                                              1                          24
Net Income as Restated                                                  $ 413                     $ 1,072

Earnings Per Share as Previously Reported:
  Basic                                                                $ 0.37                      $ 1.10
  Diluted                                                               $0.37                       $1.09
Earnings Per Share as Restated:
  Basic                                                                 $0.37                       $0.97
  Diluted                                                               $0.37                       $0.95


Note 3 - Earnings Per Share

Basic earnings per share represent income available to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate to outstanding stock options and shares held in Grantor Trust and are determined using the treasury stock method.


Earnings per share have been computed based on the following:

                                                Three Months Ended             Nine Months Ended
                                             --------------------------    ---------------------------
                                                   September 30,                 September 30,
                                             --------------------------    ---------------------------
                                                2005           2004           2005            2004
                                             -----------    -----------    ------------    -----------
Average number of shares outstanding          1,174,803      1,104,280       1,164,179      1,104,751
Effect of dilutive options                       20,747         20,747          20,747         20,747
                                             -----------    -----------    ------------    -----------
Average number of shares outstanding used
  to calculate earnings per share             1,195,550      1,125,027       1,184,926      1,125,498
                                             -----------    -----------    ------------    -----------


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

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and provide for the purchase of stock at an exercise price equal to the fair value of the Company's stock on the date the option is granted. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the nine month period ended September 30, 2005, 21,727 options were exercised (55,069 shares in 2004). Stock options awarded and outstanding totaled 23,661 and 46,988 as of September 30, 2005 and 2004, respectively.


A summary  of the  status of the Company's stock option plan is presented below:

                                                 Nine Months Ended September 30,
                                      -----------------------------------------------------
                                                2005                        2004
                                      -------------------------    ------------------------
                                                    Weighted                     Weighted
                                                     Average                     Average
                                                    Exercise                     Exercise
                                       Shares         Price        Shares         Price
                                     ----------    -----------    ---------    -----------
Outstanding at Beginning of Period      45,388      $   8.60       102,057      $   8.59
Granted                                      0                           0
Exercised                              (21,727)         8.60       (55,069)         8.60
Forfeited                                    0                           0
                                     ----------                   ---------
Outstanding at End of Period            23,661          8.60        46,988          8.59
                                     ==========                   =========


Options Exercisable at Period-End       23,661          8.60        47,338          8.59
Weighted-Average Fair Value of
  Options Granted during the period      n/a                         n/a


Information pertaining to options outstanding at September 30, 2005 is as follows:

                                Options Outstanding                   Options Exercisable

                    --------------------------------------------   --------------------------
                                      Weighted
                                       Average        Weighted                     Weighted
                                      Remaining       Average                       Average
    Range of           Number        Contractual      Exercise       Number        Exercise
Exercise Prices     Outstanding         Life           Price       Exercisable       Price
-----------------   -------------    ------------    -----------   ------------    ----------
 $8.00 - $9.00           23,661       3.8 years       $   8.60         23,661      $   8.60

The Company has purchased 24,594 and 48,650 shares as of September 30, 2005 and December 31, 2004, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

Note 6 - Improvement Plan for Main Office Facility

The company moved into its new main office facility and opened to the public on September 19, 2005.

Note 7 - Recent Accounting Pronouncements

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

The following is a discussion of our financial condition as of September 30, 2005. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets decreased from December 31, 2004 to September 30, 2005 by $3.3 million, or 2.7%, from $122.6 million at December 31, 2004 to $119.3 million at September 30, 2005. The decrease in assets was principally the result of a decrease in investment securities. Investment securities decreased by $8.6 million offset by an increase in loans receivable of $3.5 million and an increase in premises and equipment of $2.1 million. Investment securities were sold to fund the increase in loan demand, fund the building program and fund a reduction in deposits. The reduction in deposits is primarily related to governmental and institutional deposits we had received last year.

Loans receivable increased from December 31, 2004 to September 30, 2005 as originations exceeded repayments for the period by approximately $3.5 million. The following table sets forth information about the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2005 and December 31, 2004, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                            September 30, 2005       December 31, 2004
                                            --------------------    ---------------------
                                                (Dollars in             (Dollars in
                                                 Thousands)              Thousands)
                                            --------------------    ---------------------
                                               Amount    Percent        Amount    Percent
                                               ------    -------        ------    -------
Type of Loan:
-------------
Real estate loans:
  One- to four-family residential             $ 65,772    75.6%        $ 63,037    76.6%

  Commercial                                    11,196    12.9%          10,227    12.4%

  Construction                                   5,518     6.3%           4,172     5.1%

Consumer loans:

  Automobile                                     1,045     1.2%           1,278     1.6%

  Loans to depositors, secured by deposits       1,027     1.2%           1,224     1.5%

  Home equity and second mortgage                  743     0.9%             733     0.9%

  Other                                          1,727     2.0%           1,567     1.9%
                                            --------------------      ---------------------

                                                87,028   100.0%          82,238   100.0%
                                            ----------- ========    ------------ ========

Less:

  Loans in process                               3,356                    2,085

  Deferred fees and discounts                      364                      348

  Allowance for loan losses                      1,024                      980
                                            -----------             ------------
    Total                                     $ 82,284                 $ 78,825


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

                                                   Nine           Nine
                                                  Months         Months
                                                   Ended         Ended
                                                 September       September
                                                    30,            30,
                                                   2005            2004
                                                      (In Thousands)

Balance at beginning of period                   $     980        $      921
                                                ------------     -------------
Charge-offs:
  Consumer                                              (9)              (19)
  Mortgage                                              (2)              (22)
Recoveries:
  Consumer                                               1                 2
  Mortgage                                               0                 0
                                                ------------     -------------
Net Charge-offs                                        (10)              (39)
Provision for loan losses                               54                76
                                                ------------     -------------
Balance at end of period                         $   1,024        $      958


The following table sets forth information about our nonperforming assets at the dates indicated.

                                                        September 30,     September 30,
                                                            2005               2004
                                                             (In Thousands)
         Nonaccrual Loans                                    $     0        $       0
         Accruing loans which are contractually past due
          90 days or more:
         Real Estate:
           Residential                                           424               64
           Non-Residential                                        63                4
         Consumer                                                 18               15
                                                        -------------    -------------
        Total                                                $   505        $      83
                                                        =============    =============


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

During the nine months ended September 30, 2005, the Company's liabilities decreased by $3.1 million, or 3.0%. Total deposits decreased $2.8 million or 2.8% from $100.9 million at December 31, 2004 to $98.1 million at September 30, 2005.

During 2004, the Bank has accepted deposits totaling approximately $8.3 million from various governmental and institutional customers, some of which are outside of its traditional market area. The average term of these deposits is approximately six months. The Bank, as of September 30, 2005, has retained $2.2 million of these deposits. In the event the Bank is not able to retain the remaining deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $4.0 million.

The Company's equity decreased primarily due to the repurchase of common stock at a cost of $877,000, dividends paid of $474,000 and a decrease in accumulated other comprehensive income of $480,000, offset by net income of $1.34 million, proceeds from stock options exercised of $68,000 and a decrease in unearned compensation related to the Company's ESOP of $180,000. The market value of UTBI's investment portfolio decreased due to changes in the current interest rate environment.

Discussion of Results of Operations for the Three Months Ended September 30, 2005 and 2004

Our net income for the three months ended September 30, 2005 was $435,000, which was an increase of $23,000 from the amount we earned during the three months ended September 30, 2004. Basic and diluted earnings per share for the three months ended September 30, 2005 were $0.37 and $0.36 compared to $0.37 for the same period in 2004. Basic average shares outstanding for three months ended September 30, 2005 was 1,174,803 shares and 1,104,280 shares for the three months ended September 30, 2004. Average dilutive potential shares outstanding were 20,747 respectively.

Interest income decreased $73,000, or 4.2%, from $1.73 million for the three months ended September 30, 2004 to $1.66 million for the three months ended September 30, 2005. The decrease in interest income is a result of a decrease in investment interest income of $114,000 offset by an increase in interest income on loans of $25,000 and an increase in other interest income of $16,000.

Interest expense on deposits increased $165,000 from $430,000 for the three months ended September 30, 2004 to $595,000 for the three months ended September 30, 2005, due to the increase in deposit account interest rates. Our cost of funds increased from 1.55% at September 30, 2004, to 2.18% at September 30, 2005.

Net interest income decreased $237,000, or 18.2%, between the periods as a result of the larger increase in interest expense compared to the increase in interest income. The Company's net interest margin narrowed to 3.79% for the three months ended September 30, 2005 compared to 4.47% for the comparable period of 2004. The narrowing of the net interest margin reflects the current rate environment and the fact that our cost of funds has increased.

Noninterest income increased $225,000 from $157,000 for the three months ended September 30, 2004 to $382,000 for the three months ended September 30, 2005. The increase in noninterest income was due primarily to a net gain realized on the sale of our former main office facility of $199,000.

Noninterest expenses decreased $37,000 from $762,000 for the three months ended September 30, 2004 to $725,000 for the three months ended September 30, 2005. The decrease in noninterest expense was primarily from a decrease in compensation and benefits expense due to a reduction in pension expense of $38,000.

Our effective tax rates for the three months ended September 30, 2005 and 2004 were 38.2% and 38.5%, respectively.

Discussion of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Our net income for the nine months ended September 30, 2005 was $1.34 million which was an increase of $239,000 from the amount we earned during the nine months ended September 30, 2004. Basic and diluted earnings per share for the nine months ended September 30, 2005 were $1.15 and $1.13 compared to $0.97 and $0.95 for the same period in 2004. Basic average shares outstanding for nine months ended September 30, 2005 was 1,164,179 shares and 1,104,751 shares for the nine months ended September 30, 2004. Average dilutive potential shares outstanding were 20,747 respectively.

Interest income decreased $40,000, or 0.8%, from $5.11 million for the nine months ended September 30, 2004 to $5.07 million for the nine months ended September 30, 2005. The decrease in interest income is a result of a decrease in investment interest income of $100,000 offset by an increase in interest on loans of $27,000 and an increase in other interest income of $33,000.

Interest expense on deposits increased $412,000 from $1.2 million for the nine months ended September 30, 2004 to $1.6 million for the nine months ended September 30, 2005, due to the increase in deposit account interest rates. Our cost of funds increased from 1.55% for the nine months ended September 30, 2004, to 2.18% for the nine months ended September 30, 2005.

Net interest income decreased $457,000, or 11.7%, between the periods as a result of the larger increase in interest expense compared to the increase in interest income. The Company's net interest margin narrowed to 4.13% for the nine months ended September 30, 2005 compared to 4.61% for the comparable period of 2004. The narrowing of the net interest margin reflects the current rate environment and the fact that our cost of funds has increased.

Noninterest income increased $722,000 from $420,000 for the nine months ended September 30, 2004 to $1,142,000 for the nine months ended September 30, 2005. The increase in noninterest income was due primarily to a $615,000 gain on the sale of our Intrieve, Inc. stock, a gain on the sale of our former main office facility of $199,000, offset by a loss on the sale of mortgage back securities of $98,000.

Noninterest expenses decreased $75,000 from $2.51 million for the nine months ended September 30, 2004 to $2.43 million for the nine months ended September 30, 2005. The decrease in noninterest expense was primarily due to a decrease in compensation and benefits expense due to a reduction in the recognition of expense on stock options exercised of $146,000, a reduction in expense related to the Company's ESOP of $93,000 offset by an increase of $142,000 in other noninterest expense and an increase in advertising of $14,000. The increase in the other non-interest expense category reflects the increase in legal, accounting and consulting fees associated with the April 14, 2005, announcement of United Tennessee Bankshares proposed going private transaction.

Our effective tax rates for the nine months ended September 30, 2005 and 2004 were 36.7% and 38.6%, respectively

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

At September 30, 2005 and December 31, 2004, we exceeded all current regulatory capital requirements and met the definition of a "well-capitalized" institution, the highest regulatory capital category.


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


Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of September 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

                                     UNITED TENNESSEE BANKSHARES, INC.
                                     Registrant



Date: November 21, 2005               /s/Richard G. Harwood
      ----------------------         ----------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative and
                                     Principal Financial and Accounting Officer)

                                                                   Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Richard G. Harwood, certify that:

1. I have reviewed this quarterly report of United Tennessee Bankshares, Inc. ("United Tennessee");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-1(e) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f))for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter tht has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 21, 2005                               /s/ Richard G. Harwood
      -------------------                            --------------------------
                                                     Richard G. Harwood
                                                     President and
                                                     Chief Executive Officer

                                                                   Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Chris H. Triplett, certify that:

1. I have reviewed this quarterly report of United Tennessee Bankshares, Inc. ("United Tennessee");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-1(e) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f))for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter tht has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 21, 2005                               /s/ Chris H. Triplett
      ------------------                              ------------------------
                                                      Chris H. Triplett
                                                      CFO

                                                                   EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with this quarterly report on Form 10-QSB of United Tennessee Bankshares, Inc. I, Richard G. Harwood, President and Chief Executive Officer of United Tennessee Bankshares, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    2. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    3. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of United Tennessee Bankshares, Inc.


Date:  November 21, 2005                                /s/ Richard G. Harwood
      -------------------                               ------------------------
                                                        Richard G. Harwood
                                                        President and
                                                        Chief Executive Officer

                                                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with this quarterly report on Form 10-QSB of United Tennessee Bankshares, Inc. I, Chris H. Triplett, CFO of United Tennessee Bankshares, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of United Tennessee Bankshares, Inc.

Date: November 21, 2005                               /s/ Chris H. Triplett
      -------------------                             --------------------------
                                                      Chris H. Triplett
                                                      Chief Financial Officer