Form 10KSB/A
period 2004-12-31
UNITED TENNESSEE BANKSHARES INC
filed 2005-12-06
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
(Mark One)

{X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

                                       OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-23551

                        UNITED TENNESSEE BANKSHARES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

      Tennessee                                         62-1710108
----------------------------                ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 170 W. Broadway, Newport, Tennessee                       37821-0249
----------------------------------------                   ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes { }  No {X}

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


The total number of outstanding shares of the issuer's common stock at March 22, 2005 was 1,123,314.


Transitional small business disclosure format (check one):  Yes       No    X
                                                               -----      ------

                                EXPLANATORY NOTE
                                ----------------

The Company is amending this Form 10-KSB for the years ended December 31, 2003 and 2004 to restate its unaudited financial statements for the years ended December 31, 2003 and 2004.

On November 8, 2005, the Company received verbal notification from its independent registered accounting firm Pugh & Company, P.C. that our financial statements contained in its annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and the quarterly reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 must be restated to correct the recording of expense associated with the repurchase of its common stock from employees and directors for the affected periods. Management and the board of directors determined that the Company did not correctly record the expense associated with the repurchase of its common stock from employees and directors for the years ended December 31, 2004 and 2003. The Company has consistently applied APB Opinion No. 25 in accounting for its 1999 Stock Option Plan. When stock options were issued, the amount of the options and the exercise price was fixed, and the exercise price was in excess of the fair market value of the stock on the date granted. Accordingly, the Company did not record any compensation cost when the stock options were issued. In 2003 and 2004 stock options were exercised by employees and directors and the stock was immediately repurchased by the Company. The Company had previously repurchased stock using its Stock Option Plan Trust to provide for the shares needed when the options were exercised. The cost of these repurchased shares was recorded in a contra-equity account called "Stock Option Plan Trusts Contra Account" which reduced shareholders' equity. When the options were exercised and the stock repurchased in 2003 and 2004, the cost basis of the shares was adjusted in the Stock Option Plan Trust Contra Account. After further research of APB Opinion No. 25 and related interpretation FIN 44, management and the board of directors have determined that the amount of cash paid to employees and directors should have been charged to compensation expense, net of any statutory federal or state tax withholding and payroll taxes paid from the proceeds. In addition, earnings per share was computed incorrectly due to incorrectly including the shares in the various trust accounts in the computation of outstanding shares for 2002 through 2005.

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of December 31, 2004 and 2003:

                                                                                               December 31, 2004

                                                                                  Originally          As Restated         Increase
                                                                                   Reported                               (Decrease)
                                                                                  ----------          -------------      -----------
Common Stock                                                                      $ 11,098,338         $ 11,458,671       $ 360,333
Shares in Stock Option Plan Trusts - Contra Account                                   (749,754)            (500,034)        249,720
Retained Earnings                                                                    7,257,394            6,647,341        (610,053)
Total Shareholders' Equity                                                          18,418,727           18,418,727               0

                                                                                               December 31, 2003

                                                                                  Originally          As Restated         Increase
                                                                                   Reported                               (Decrease)
                                                                                  -------------       --------------      ----------
Common Stock                                                                      $ 11,664,690         $ 11,757,770        $93,080
Shares in Stock Option Plan Trusts - Contra Account                                 (1,122,198)            (878,979)        243,219
Retained Earnings                                                                    5,785,527            5,449,228        (336,299)
Total Shareholders' Equity                                                          16,892,956           16,892,956               0


The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                                   12/31/2004           12/31/2003       12/31/2002
                                                                                   -------------        ------------   -------------
Net Income as Previously Reported                                                  $ 1,914,802          $ 2,006,193     $ 1,761,804
Increase in Compensation Expense                                                      (248,762)            (299,699)              0
Increase in Income Tax Expense                                                         (24,992)             (36,600)              0
Net Income as Restated                                                             $ 1,641,048          $ 1,669,894     $ 1,761,804

                                                                                   12/31/2004           12/31/2003       12/31/2002
                                                                                   ------------         ------------    ------------
 Earnings Per Share as Previously Reported:
  Basic                                                                                  $1.58                $1.58           $1.33
  Diluted                                                                                $1.58                $1.58           $1.33

Earnings Per Share as Restated:
  Basic                                                                                  $1.49                $1.54           $1.66
  Diluted                                                                                $1.46                $1.51           $1.63

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


The Company's executive offices are located at 170 W. Broadway, Newport, Tennessee 37821-0249 and its telephone number is (423) 623-6088.


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

    Allowance for Loan Losses
                                                                        Year Ended December 31,
                                                              --------------------------------------------
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

                                                                           At December 31,
                                            ------------------------------------------------------------------------------
                                                     2004                      2003                         2002
                                            ----------------------   ---------------------------   -----------------------
                                                         Percent of                Percent of                  Percent of
                                                        Loans in Each             Loans in Each              Loans in Each
                                                         Category to               Category to                Category to
                                                Amount   Total Loans    Amount     Total Loans      Amount    Total Loans
                                                ------  -------------   ------    -------------     ------   -------------

                                                                         (Dollars in thousands)
Loans:
One- to four-family residential...........  $     560       57.1%      $     162      17.6%      $     147       18.3%
  Commercial..............................        286       29.2%            697      75.6%            486       60.5%
  Construction............................         59        6.0%             15       1.6%             38        4.7%
Consumer loans............................         75        7.7%             48       5.2%            132       16.5%
                                            ---------       ----       ---------     ------      ---------      ------
    Total allowance for loan losses.......  $     980      100.0%      $     922     100.0%      $     803      100.0%
                                            =========      ======      =========     ======      =========      ======

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


A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the FDICIA prompt corrective action rules, see Note 10 of Notes to Consolidated Financial Statements included under Item 7 hereof.


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

The book value of the Bank's aggregate investment in properties, premises and equipment totaled approximately $1.7 million at December 31, 2004. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.


The Bank is in the process of constructing a new main office building in Newport, Tennessee. The new building will be approximately 15,000 square feet and cost approximately $2.75 million. The building was completed and the Bank moved into it in September 2005.


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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock trades on the NASDAQ SmallCap Market (SM) under the symbol "UTBI." There are approximately 1,102,747 shares of the Company's Common Stock outstanding, and approximately 550 record holders. The following table sets forth the high and low closing sale prices for the Common Stock as reported on the NASDAQ SmallCap Market (SM) for each quarter during the last two fiscal years along with the amount of dividends declared during each quarter.


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

Item 6. Management's Discussion and Analysis or Plan of Operation

Selected Financial Condition Data

                                                                                 At December 31,
                                                          --------------------------------------------------------------
                                                             2004        2003         2002         2001        2000
                                                             ----        ----         ----         ----        ----
                                                                             (Dollars in thousands)

Total assets                                               $ 122,659    $ 116,982     $111,753    $100,811    $  98,553
Loans receivable, net                                         78,830       77,953       78,362      72,200       68,878
Cash and amounts due from depository institutions              3,444        5,196        5,350       2,123        3,067
Investments Securities:
   Available for sale                                         35,579       29,756       25,267      24,398       24,357
   Held to maturity                                                0            0            0           0            0
Other deposits                                               100,919       98,107       93,747      84,810       81,614
Shareholders' equity                                          18,419       16,893       15,925      14,168       13,330

Number of:
   Real Estate Loans                                           1,423        1,423        1,494       1,483        1,495
   Deposit Accounts                                            7,951        7,937        8,129       8,434        8,719
   Offices                                                         3            3            3           3            3

Selected Consolidated Operations Data

                                                                             Year Ended December 31,
                                                          --------------------------------------------------------------
                                                             2004        2003         2002         2001         2000
                                                             ----        ----         ----         ----         ----
                                                                  (Dollars in thousands, except per share data)

Interest income                                            $  6,864     $  6,927      $ 7,213     $ 7,432     $  7,251
Interest expense                                              1,650        1,680        2,122       3,608        4,093
                                                          ----------- ------------ ------------ ----------- ------------

Net interest income                                           5,214        5,247        5,091       3,824        3,158
Provision for loan losses                                       100          144          129         110           37
                                                          ----------- ------------ ------------ ----------- ------------

Net interest income after provision for loan losses           5,114        5,103        4,962       3,714        3,121
Noninterest income                                              522          561          413         359          276
Noninterest expense                                           3,253        3,130        2,635       2,437        2,240
                                                          ----------- ------------ ------------ ----------- ------------

Income before income taxes and accounting change              2,383        2,533        2,740       1,636        1,157
Income taxes                                                    742          863          978         525          355
                                                          ----------- ------------ ------------ ----------- ------------

Net income                                                 $  1,641     $  1,670      $ 1,762     $ 1,111    $     802
                                                          =========== ============ ============ =========== ============
Earnings per share:

   Basic                                                   $   1.49    $    1.54     $   1.66     $  0.82    $    0.58
                                                          =========== ============ ============ =========== ============
   Fully diluted
                                                           $   1.46   $     1.51     $   1.63     $  0.82    $    0.58
                                                          =========== ============ ============ =========== ============

Selected Ratios

                                                                 At or for the Year Ended December 31,
                                                          --------------------------------------------------------
                                                               2004       2003        2002       2001       2000
                                                               ----       ----        ----       ----       ----

Performance Ratios:
   Return on average assets (net income
     divided by average total assets)                          1.35%      1.47%       1.63%      1.09%      0.83%
   Return on average equity (net income
     divided by average equity)                                9.33%     10.36%      11.72%      7.77%      6.36%
   Dividend payout ratio (dividends per
     share divided by earnings per share)                     26.85%     21.43%      18.07%     36.59%     51.72%
   Interest rate spread (combined weighted
     average interest rate earned less combined
     weighted average interest rate cost)                      4.30%      4.59%       4.70%      3.30%      2.70%
   Net interest margin (net interest income
     divided by average interest-earning assets)               4.50%      4.77%       4.87%      3.86%      3.40%
   Ratio of average interest-earning assets to
     average interest-bearing liabilities                    114.22%    114.64%     113.31%    115.29%    114.60%
   Ratio of noninterest expense to average
     total assets                                              2.69%      2.76%       2.41%      2.40%      2.33%
   Efficiency ratio (noninterest expense divided
     by total of net interest income and noninterest
     income)                                                  56.71%     53.90%      47.51%     58.26%     65.23%

Asset Quality Ratios:
   Nonperforming assets to total assets at end
     of period                                                 0.62%      0.98%       0.74%      0.99%      0.57%
   Nonperforming loans to total loans at end
     of period                                                 0.97%      1.41%       1.06%      1.38%      0.79%
   Allowance for loan losses to total loans at
     end of period                                             1.24%      1.18%       1.02%      1.00%      0.95%
   Allowance for loan losses to nonperforming
     loans at end of period                                  127.94%    144.51%     218.87%    170.86%    118.28%
   Provision for loan losses to total loans                    0.13%      0.18%       0.16%      0.15%      0.05%
   Net charge-offs to average loans outstanding                0.05%      0.03%       0.06%      0.07%      0.06%

Capital Ratios:
   Equity to total assets at end of period                    15.02%     14.44%      14.25%     14.05%     13.53%
   Average equity to average assets                           14.52%     14.18%      13.94%     14.05%     13.10%

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

Average Yield on Average Assets:                                For the Year Ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                                  2004                              2003                             2002
                                --------------------------------     ----------------------------      ---------------------------
                                                       Average                              Average                         Average
                               Average                 Yield/         Average               Yield/     Average              Yield/
                               Balance    Interest      Cost          Balance     Interest   Cost      Balance    Interest   Cost
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


The Company's shareholders' equity increased $1.5 million, or 9.0% from $16.9 million at December 31, 2003 to $18.4 million at December 31, 2004. The increase was due principally to net income of $1.6 million.


Comparison of Results of Operations for the Years Ended December 31, 2004, 2003 and 2002


Net income was $1,641,000 for the year ended December 31, 2004, compared to net income of $1,670,000 for the year ended December 31, 2003, and net income of $1,762,000 for the year ended December 31, 2002. The decrease in net income during 2004 was primarily due to an increase in noninterest expense and a decrease in noninterest income offset by a decrease in income taxes. Net income for 2004 resulted in a return on average assets of 1.35% compared to 1.47% for 2003 and 1.63% for 2002, and a return on average equity of 9.33% for 2004 as compared to 10.36% for 2003 and 11.72% for 2002.


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


Noninterest Expense. Noninterest expense for the years ended December 31, 2004, 2003 and 2002 was $3.3 million, $3.1 million and $2.6 million, respectively. The increase in noninterest expense in 2004 was primarily due to increases in compensation and benefits expense and data processing fees. The increase in noninterest expense in 2003 was also primarily due to increases in compensation and benefits expense and data processing fees.



The Company's operating efficiency, measured by its efficiency ratios (noninterest expense divided by the total of net interest income and noninterest income), for the years ended December 31, 2004, 2003, and 2002 was 56.71%, 53.90% and 47.51%. The increase in the ratio during 2004 was due to an increase in noninterest expense. The ratios of noninterest expense to average total assets were 2.69%, 2.76%, and 2.41% for the years ended December 31, 2004, 2003 and 2002, respectively.



Income Taxes. The Company's effective tax rate was 31.1%, 34.1%, and 35.7% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's effective tax rates for 2004 and 2003 were lower than 2002 due to adjustments in the Bank's deferred income tax liabilities in accordance with applicable accounting standards. See Note 9 of the Notes to Consolidated Financial Statements.


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


Share-Based Payments
-------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Bank beginning January 1, 2006. The effect on the Bank's financial statements in future periods should not be material provided that no additional stock options are issued in the future.


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

As described in Note 2, the Company has restated its consolidated financial statements for 2004 and 2003 to correct for the effects of understating compensation expense and income tax expense related to stock options exercised and subsequent purchase of shares from employees and directors by the Company, and also restated its consolidated financial statements for 2004, 2003 and 2002 for the effects of incorrectly computing earnings per share amounts.

                                  /s/ Pugh & Company, P.C.
                                  Certified Public Accountants
                                  Knoxville, Tennessee
                                  March 22, 2005, except for Notes 2 and 20,
                                  as to which the date is November 18, 2005

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
                                                                        =================    ==================

             LIABILITIES AND EQUITY

LIABILITIES
 Deposits:
  Demand                                                                $  39,077,645        $      40,912,082
  Term                                                                     61,841,807               57,195,215
                                                                        -----------------    ------------------
   Total Deposits                                                         100,919,452               98,107,297

Advances From Federal Home Loan Bank                                        1,000,000                        0
Accrued Interest Payable                                                      135,322                   79,290
Deferred Income Taxes                                                         560,974                  652,623
Accrued Benefit Plan Liabilities                                            1,530,740                1,182,688
Other Liabilities                                                              93,697                   67,282
                                                                        -----------------    ------------------
   Total Liabilities                                                      104,240,185              100,089,180
                                                                        -----------------    ------------------

SHAREHOLDERS' EQUITY
 Common Stock - No Par Value,  Authorized  20,000,000
  Shares;  Issued 1,196,999 Shares in 2004 and 1,230,379
  Shares in 2003;  Outstanding  1,102,747 Shares in
  2004 and 1,085,298 Shares in 2003                                        11,458,671               11,757,770
 Unearned Compensation - Employee Stock Ownership Plan                       (179,990)                (350,526)
 Shares in Grantor Trust - Contra Account                                    (223,661)                (216,281)
 Shares in Stock Option Plan Trusts - Contra Account                         (500,034)                (878,979)
 Retained Earnings                                                          6,647,341                5,449,228
 Accumulated Other Comprehensive Income                                     1,216,400                1,131,744
                                                                        -----------------    ------------------
   Total Shareholders' Equity                                              18,418,727               16,892,956
                                                                        -----------------    ------------------

TOTAL LIABILITIES AND EQUITY                                           $  122,658,912       $      116,982,136
                                                                       =================    ==================

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   For the Years Ended December 31,
                                                                           2004                2003                 2002
                                                                     ----------------    -----------------    -----------------
INTEREST INCOME
 Loans                                                               $    5,432,343      $       5,741,974     $      5,971,720
 Investment Securities                                                    1,419,250              1,152,917            1,211,497
 Other Interest-Earning Assets                                               12,837                 31,770               30,171
                                                                     ----------------    -----------------    -----------------
  Total Interest Income                                                   6,864,430              6,926,661            7,213,388
                                                                     ----------------    -----------------    -----------------
INTEREST EXPENSE
 Deposits                                                                 1,644,581              1,677,877            2,122,007
 Advances From Federal Home Loan Bank                                         5,405                  1,949                  452
                                                                     ----------------    -----------------    -----------------
  Total Interest Expense                                                  1,649,986              1,679,826            2,122,459
                                                                     ----------------    -----------------    -----------------

NET INTEREST INCOME                                                       5,214,444              5,246,835            5,090,929

PROVISION FOR LOAN LOSSES                                                   100,000                144,000              129,000
                                                                     ----------------    -----------------    -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       5,114,444              5,102,835            4,961,929
                                                                     ----------------    -----------------    -----------------

NONINTEREST INCOME
 Deposit Account Service Charges                                            300,681                299,269              242,895
 Loan Service Charges and Fees                                               74,170                 73,760               79,729
 Net Gain on Sales of Investment Securities Available for Sale               25,549                105,025               45,803
 Increase in Cash Surrender Value of Life Insurance                          68,082                 29,270                    0
 Other                                                                       53,011                 53,253               44,827
                                                                     ----------------    -----------------    -----------------
  Total Noninterest Income                                                  521,493                560,577              413,254
                                                                     ----------------    -----------------    -----------------

NONINTEREST EXPENSE
 Compensation and Benefits                                                1,941,855              1,834,880            1,355,550
 Occupancy and Equipment                                                    258,596                259,484              304,407
 Federal Deposit Insurance Premiums                                          54,000                 60,000               52,000
 Data Processing Fees                                                       348,535                296,592              262,254
 Advertising and Promotion                                                   75,228                 83,207               85,351
 Amortization                                                                79,992                 79,992               80,992
 Other                                                                      494,880                516,291              494,918
                                                                     ----------------    -----------------    -----------------
   Total Noninterest Expense                                              3,253,086              3,130,446            2,635,472
                                                                     ----------------    -----------------    -----------------

INCOME BEFORE INCOME TAXES                                                2,382,851              2,532,966            2,739,711

INCOME TAXES                                                                741,803                863,072              977,907
                                                                     ----------------    -----------------    -----------------
NET INCOME                                                           $    1,641,048      $       1,669,894    $       1,761,804
                                                                     ================    =================    =================

EARNINGS PER SHARE:
 Basic                                                               $         1.49      $            1.54    $            1.66
                                                                     ================    =================    =================

 Diluted                                                             $         1.46      $            1.51    $            1.63
                                                                     ================    =================    =================

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                     For the Years Ended December 31,
                                                                               2004                2003                2002
                                                                        -----------------    ---------------     ---------------
 NET INCOME                                                             $  1,641,048         $   1,669,894       $   1,761,804
                                                                        -----------------    ---------------     ---------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
 Unrealized Gains (Losses) on Investment Securities
  Available for Sale                                                         162,091              (554,125)            453,216
 Reclassification Adjustment for Gains Included
  In Net Income                                                              (25,549)             (105,025)            (45,803)
 Income Taxes Related to Unrealized Gains/Losses
  on Investment Securities Available for Sale                                (51,886)              250,477            (154,817)
                                                                        -----------------    ---------------     ---------------
   Other Comprehensive Income (Loss), Net of Tax                              84,656              (408,673)            252,596
                                                                        -----------------    ---------------     ---------------
COMPREHENSIVE INCOME                                                    $  1,725,704         $   1,261,221       $   2,014,400
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

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 2004

                                                                                    Unearned          Shares in          Shares in
                                                                    Common        Compensation-     Grantor Trust       MRP Plan -
                                                                    Stock             ESOP          Contra Account    Contra Account
                                                                 ------------    ---------------    --------------    --------------

BALANCES, JANUARY 1, 2002                                         $12,719,235      $ (678,370)      $  (195,149)      $   (209,770)

Purchase and Retirement of Common Stock                              (157,308)              0                 0                  0
Net Income                                                                  0               0                 0                  0
Dividends Paid                                                              0               0                 0                  0
Payment of ESOP Loan With ESOP Contribution and Dividends                   0         161,797                 0                  0
Received
Purchase of Additional Shares of Common Stock Pursuant to                   0               0            (3,846)                 0
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                 0               0                 0            153,576
Decrease in Cost of Shares in Stock Option Plan Trusts                      0               0                 0                  0
Costs Associated With Stock Options Exercised                               0               0                 0                  0
Retirement of Shares Held in Stock Option Plan Trusts                (114,075)              0                 0                  0
Other Comprehensive Income                                                  0               0                 0                  0
                                                                  ------------   -------------     ------------       ------------
BALANCES, DECEMBER 31, 2002                                        12,447,852        (516,573)         (198,995)           (56,194)

Purchase of Common Stock                                                    0               0                 0                  0
Net Income                                                                  0               0                 0                  0
Dividends Paid                                                              0               0                 0                  0
Payment on ESOP Loan With ESOP Contribution and Dividends                   0         166,047                 0                  0
Received
Purchase of Additional Shares of Common Stock Pursuant to                   0               0           (17,286)                 0
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                 0               0                 0             11,236
Decrease in Cost of Shares in Stock Option Plan Trusts                      0               0                 0                  0
Proceeds From Exercise of Stock Options                                     0               0                 0                  0
Increase to Common Stock for Income Tax Reduction Related              36,600               0                 0                  0
to Stock Options Exercised
Increase in Cost Basis for Withholding Tax on Stock                         0               0                 0                  0
Options Exercised
Retirement of Shares Held in MRP and Stock Option Plan Trusts        (726,682)              0                 0             44,958
Other Comprehensive Loss                                                    0               0                 0                  0
                                                                 ------------    ------------      ------------       ------------
BALANCES, DECEMBER 31, 2003                                        11,757,770        (350,526)         (216,281)                 0

Purchase of Common Stock                                                    0               0                 0                  0
Net Income                                                                  0               0                 0                  0
Dividends Paid                                                              0               0                 0                  0
Payment on ESOP Loan With ESOP Contribution and Dividends                   0         170,536                 0                  0
Received
Purchase of Additional Shares of Common Stock Pursuant to
Grantor Trust From Stock Option Plan Trusts                                 0               0            (7,380)                 0
Decrease in Cost of Shares in Stock Option Plan Trusts                      0               0                 0                  0
Proceeds From Exercise of Stock Options                                     0               0                 0                  0
Increase to Common Stock for Income Tax Reduction Related              24,992               0                 0                  0
to Stock Options Exercised
Increase in Cost Basis for Withholding Tax on Stock                         0               0                 0                  0
Options Exercised
Retirement of Shares Held in Stock Option Plan Trusts                (324,091)              0                 0                  0
Other Comprehensive Income                                                  0               0                 0                  0
                                                                 ------------    ------------    --------------    ---------------
BALANCES, DECEMBER 31, 2004                                      $ 11,458,671    $   (179,990)   $     (223,661)   $             0
                                                                 ============    ============    ==============    ===============

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                   For the Three Years Ended December 31, 2004

                                                                   Shares in                         Accumulated
                                                                 Stock Option                           Other              Total
                                                                  Plan Contra        Retained       Comprehensive      Shareholders'
                                                                    Account          Earnings           Income            Equity
                                                                 -------------    --------------    --------------    --------------

BALANCES, JANUARY 1, 2002                                        $  (1,591,409)   $    2,835,393    $    1,287,821    $  14,167,751

Purchase and Retirement of Common Stock                                      0                 0                 0         (157,308)
Net Income                                                                   0         1,761,804                 0        1,761,804
Dividends Paid                                                               0          (397,732)                0         (397,732)
Payment of ESOP Loan With ESOP Contribution and Dividends                    0                 0                 0          161,797
Received
Purchase of Additional Shares of Common Stock Pursuant to                    0                 0                 0           (3,846)
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                  0                 0                 0          153,576
Decrease in Cost of Shares in Stock Option Plan Trusts                  56,527                 0                 0           56,527
Costs Associated With Stock Options Exercised                          (70,192)                0                 0          (70,192)
Retirement of Shares Held in Stock Option Plan Trusts                  114,075                 0                 0                0
Other Comprehensive Income                                                   0                 0           252,596          252,596
                                                                 -------------    --------------    --------------    -------------

BALANCES, DECEMBER 31, 2002                                         (1,490,999)        4,199,465         1,540,417       15,924,973

Purchase of Common Stock                                               (16,739)                0                 0          (16,739)
Net Income                                                                   0         1,669,894                 0        1,669,894
Dividends Paid                                                               0          (420,131)                0         (420,131)
Payment on ESOP Loan With ESOP Contribution and Dividends                    0                 0                 0          166,047
Received
Purchase of Additional Shares of Common Stock Pursuant to                    0                 0                 0          (17,286)
Grantor Trust
Distribution of Shares of Common Stock Pursuant to MRP Plan                  0                 0                 0           11,236
Decrease in Cost of Shares in Stock Option Plan Trusts                  46,082                 0                 0           46,082
Proceeds From Exercise of Stock Options                                  8,600                 0                 0            8,600
Increase to Common Stock for Income Tax Reduction Related                    0                 0                 0           36,600
to Stock Options Exercised
Increase in Cost Basis for Withholding Tax on Stock                   (107,647)                0                 0         (107,647)
Options Exercised
Retirement of Shares Held in MRP and Stock Option Plan Trusts          681,724                 0                 0                0
Other Comprehensive Loss                                                     0                 0          (408,673)        (408,673)
                                                                 -------------    --------------    --------------    --------------

BALANCES, DECEMBER 31, 2003                                           (878,979)        5,449,228         1,131,744       16,892,956

Purchase of Common Stock                                              (118,890)                0                 0         (118,890)
Net Income                                                                   0         1,641,048                 0        1,641,048
Dividends Paid                                                               0          (442,935)                0         (442,935)
Payment on ESOP Loan With ESOP Contribution and Dividends                    0                 0                 0          170,536
Received
Purchase of Additional Shares of Common Stock Pursuant to
Grantor Trust From Stock Option Plan Trusts                              7,380                 0                 0                0
Decrease in Cost of Shares in Stock Option Plan Trusts                  27,450                 0                 0           27,450
Proceeds From Exercise of Stock Options                                212,420                 0                 0          212,420
Increase to Common Stock for Income Tax Reduction Related                    0                 0                 0           24,992
to Stock Options Exercised
Increase in Cost Basis for Withholding Tax on Stock                    (73,506)                0                 0          (73,506)
Options Exercised
Retirement of Shares Held in Stock Option Plan Trusts                  324,091                 0                 0                0
Other Comprehensive Income                                                   0                 0            84,656           84,656
                                                                 -------------    --------------    --------------    -------------
BALANCES, DECEMBER 31, 2004                                      $    (500,034)   $    6,647,341  $      1,216,400    $  18,418,727
                                                                 =============    ==============    ==============    =============

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended December 31,
                                                                                   2004              2003              2002
                                                                              --------------    --------------    --------------
OPERATING ACTIVITIES
 Net Income                                                                   $  1,641,048      $   1,669,894     $   1,761,804
                                                                              --------------    --------------    --------------

 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Provision for Loan Losses                                                       100,000            144,000           129,000
   Depreciation                                                                     85,235             99,237            92,766
   Amortization                                                                     79,992             79,992            80,992
   Amortization of Investment Securities Premiums and Discounts, Net                74,558            142,721            83,750
   Increase (Decrease) in Unearned Loan Fees                                        (4,934)           (19,426)           20,523
   Net Loss (Gain) on Sales of Foreclosed Real Estate                              (10,400)             7,951             8,026
   Federal Home Loan Bank Stock Dividends                                          (38,800)           (36,423)          (40,100)
   Increase in Cash Surrender Value of Life Insurance                              (68,082)           (29,270)                0
   Net Gain on Sales of Investment Securities
    Available for Sale                                                             (25,549)          (105,025)          (45,803)
   Deferred Income Tax Benefit                                                    (143,535)          (104,412)          (16,201)
   Increase to Common Stock for Portion of Income Tax Reduction Related to
    Stock Options Exercised                                                         24,992             36,600                 0
(Increase) Decrease in:
    Accrued Interest Receivable                                                    (13,929)           110,241           (66,799)
    Prepaid Expenses and Other Assets                                               71,019            (16,028)          (99,005)
   Increase (Decrease) in:
    Accrued Interest Payable                                                        56,032            (52,393)          (29,871)
    Accrued Income Taxes                                                                 0                  0            (1,995)
    Accrued Benefit Plan Liabilities                                               348,052            326,222           113,289
    Other Liabilities                                                               26,415            (17,992)           27,646
                                                                              --------------    --------------    --------------
     Total Adjustments                                                             561,066            565,995           256,218
                                                                              --------------    --------------    --------------
      Net Cash Provided by Operating Activities                                  2,202,114          2,235,889         2,018,022
                                                                              --------------    --------------    --------------

INVESTING ACTIVITIES
 Purchase of Investment Securities Available for Sale                          (14,727,982)       (14,657,955)      (11,308,648)
 Proceeds From Sales of Investment Securities
  Available for Sale                                                               715,794          1,836,236         3,381,938
 Proceeds From Maturities of Investment Securities
  Available for Sale                                                             5,700,000          4,000,000         3,000,000
 Principal Payments Received on Investment Securities
  Available for Sale                                                             2,615,776          3,672,273         4,466,907
 Net (Increase) Decrease in Loans                                               (1,377,188)           314,196        (6,478,110)
 Purchases of Premises and Equipment, Net                                         (803,182)          (126,177)         (565,467)
 Proceeds From Sales of Foreclosed Real Estate                                     335,966             40,443            32,564
Investment in Cash Surrender Value of Life Insurance                                     0         (1,500,000)                0
                                                                              --------------    --------------    --------------
      Net Cash Used in Investing Activities                                     (7,540,816)        (6,420,984)       (7,470,816)
                                                                              --------------    --------------    --------------

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY

                                                                                       For the Years Ended December 31,
                                                                                   2004             2003              2002
                                                                              --------------    -------------     -------------
FINANCING ACTIVITIES
 Purchase and Retirement of Common Stock                                               0                   0          (157,308)
 Dividends Paid                                                                 (442,935)           (420,131)         (397,732)
 Decrease in Cost of Shares in Stock Option Plan Trusts                           27,450              46,082            56,527
 Proceeds From Exercise of Stock Options                                         212,420               8,600                 0
 Costs Associated With Stock Options Surrendered                                       0                   0           (70,192)
 Increase in Cost Basis for Withholding Tax on Stock
  Options Exercised                                                              (73,506)           (107,647)                0
 Distribution of Common Stock Pursuant to MRP Plan                                     0              11,236           153,576
 Purchase of Common Stock for Director's Long-Term
  Incentive Plan and Stock Option Plan Trusts                                   (118,890)            (34,025)           (3,846)
Payment on ESOP Loan and Release of Shares                                       170,536             166,047           161,797
 Net Increase in Deposits                                                      2,812,155           4,360,682         8,936,789
 Advances From Federal Home Loan Bank                                          1,000,000                   0                 0
                                                                              --------------    -------------     -------------
      Net Cash Provided by Financing Activities                                3,587,230           4,030,844         8,679,611
                                                                              --------------    -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,751,472)           (154,251)        3,226,817

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   5,195,746           5,349,997         2,123,180
                                                                              --------------    -------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $3,444,274        $  5,195,746      $  5,349,997
                                                                              ==============    =============     =============

Supplementary Disclosures of Cash Flow Information:
 Cash Paid During the Year for:
  Interest                                                                    $1,594,044        $  1,732,219      $  2,152,330
  Income Taxes                                                                $  812,361        $  1,005,820      $  1,033,225

Supplementary Disclosures of Noncash Investing Activities:
 Acquisition of Foreclosed Real Estate                                        $  490,283        $     73,856      $    177,996
 Sale of Foreclosed Real Estate by Origination of Mortgage Loans              $   85,000        $    103,500      $     11,000
 Change in Unrealized Gain/Loss on Investment
  Securities Available for Sale                                               $  136,542        $   (659,150)     $    407,413
 Change in Deferred Income Taxes Associated With Unrealized
  Gain/Loss on Investment Securities Available for Sale                       $   51,886        $   (250,477)     $    154,817
 Change in Net Unrealized Gain/Loss on Investment
  Securities Available for Sale                                               $   84,656        $   (408,673)     $    252,596

 Supplementary Disclosure of Noncash Financing Activities:
  Retirement of Common Stock Held in Trusts                                   $  324,091        $    726,682      $    114,075

The accompanying notes are an integral part of these financial statemens.

                        UNITED TENNESSEE BANKSHARES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003, and 2002


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - On January 1, 1998, Newport Federal Savings and Loan Association converted from a mutual savings association to a capital stock savings bank, changed its name to Newport Federal Bank, and was simultaneously acquired by its holding company, United Tennessee Bankshares, Inc. See Note 17 for additional information concerning the Association's stock conversion. The consolidated financial statements include the accounts of United Tennessee Bankshares, Inc. and its wholly-owned subsidiary, Newport Federal Bank. All intercompany accounts have been eliminated.

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

Investment Securities - In accordance with SFAS No. 115, the Company and Bank have segregated all their investment securities into the available for sale category. These securities are carried at fair value based on quoted market prices for securities that are marketable. Fair value for non-marketable securities is estimated to be equivalent to historical cost. Securities may be sold in response to changes in interest rates, liquidity needs, or for other purposes. Any unrealized gain or loss is reported in the consolidated statements of comprehensive income, net of any deferred tax effect. Realized gains or losses on the sales of securities are based on the net proceeds and amortized cost of the securities sold, using the specific identification method. See Note 3 for additional information on investment securities.

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

Amortization of Intangible Assets - The depositor-relationship intangible asset is being amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over fifteen years (see Note 6).

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


Stock Option Plan - The Company has a stock option plan that is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost is reflected in consolidated net income when and if options are exercised by employees and directors, and the Company purchases those shares within six months of the option exercise. Compensation expense equals the cash amount paid to employees and directors, net of any statutory federal income tax withholding and applicable payroll taxes paid from the proceeds. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                           2004                 2003                 2002
                                                                      ----------------     ----------------    -----------------

Net Income, as Reported                                               $     1,641,048      $    1,669,894      $     1,761,804
Add: Stock-Based Employee Compensation
 Expense, net of tax                                                          248,762             299,699                    0
Less: Total Stock-Based Employee Compensation
 Expense Determined Under Fair Value Based Method
 for All Awards, Net of Related Tax Effects                                         0              (8,210)            (148,967)
                                                                      ----------------     ----------------    -----------------
Pro Forma Net Income                                                  $     1,889,810      $    1,961,383      $     1,612,837
                                                                      ================     ================    =================

Earnings Per Share:
 Basic - as Reported                                                  $          1.49      $         1.54      $          1.66
                                                                      ================     ================    =================
 Basic - Pro Forma                                                    $          1.71      $         1.80      $          1.52
                                                                      ================     ================    =================
 Diluted - as Reported                                                $          1.46      $         1.51      $          1.63
                                                                      ================     ================    =================
 Diluted - Pro Forma                                                  $          1.68      $         1.77      $          1.49
                                                                      ================     ================    =================

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

Earnings Per Share - Basic earnings per share represents income available to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate to outstanding stock options which are determined using the treasury stock method, and shares in the Grantor Trust Contra Account which according to EITF 97-14 are included for calculation of diluted earnings per share.

Earnings per share have been computed based on the following:


                                                                                       Years Ended December 31,
                                                                         -----------------------------------------------------
                                                                             2004               2003                2002
                                                                         --------------    ----------------    ---------------

Average number of shares outstanding                                         1,104,246           1,086,692          1,058,878
Effect of dilutive options and shares in Grantor Trust                          20,747              20,337             21,259
                                                                         --------------    ----------------    ---------------
Average number of shares outstanding used                                    1,124,993           1,107,029          1,080,137
 to calculate diluted earnings per share
                                                                         ==============    ================    ===============

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On November 8, 2005, management and the board of directors determined that the Company did not correctly record the expense associated with the repurchase of its common stock from employees and directors for the years ended December 31, 2004 and 2003. UTBI has consistently applied APB Opinion No. 25 in accounting for its 1999 Stock Option Plan. When stock options were issued, the amount of the options and the exercise price was fixed, and the exercise price equal to the fair market value of the stock on the date granted. Accordingly, UTBI did not record any compensation cost when the stock options were issued. In 2003 and 2004 stock options were exercised by employees and directors and the stock was immediately repurchased by the Company. The Company had previously repurchased stock using its Stock Option Plan Trust to provide for the shares needed when the options were exercised. The cost of these repurchased shares was recorded in a contra-equity account called "Stock Option Plan Trusts Contra Account" which reduced shareholders' equity. When the options were exercised and the stock repurchased in 2003 and 2004, the cost basis of the shares was adjusted in the Stock Option Plan Trust Contra Account. After further research of APB Opinion No. 25 and related interpretation FIN 44, management and the board of directors have determined that the amount of cash paid to employees and directors should have been charged to compensation expense, net of any statutory federal or state tax withholding and payroll taxes paid from the proceeds. In addition, earnings per share was computed incorrectly due to incorrectly including the shares in the various trust accounts in the computation of outstanding shares.

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of December 31, 2004 and 2003:

                                                                                               December 31, 2004

                                                                                  Originally          As Restated         Increase
                                                                                   Reported                               (Decrease)
                                                                                  ----------          -------------      -----------
Common Stock                                                                      $ 11,098,338         $ 11,458,671       $ 360,333
Shares in Stock Option Plan Trusts - Contra Account                                   (749,754)            (500,034)        249,720
Retained Earnings                                                                    7,257,394            6,647,341        (610,053)
Total Shareholders' Equity                                                          18,418,727           18,418,727               0

                                                                                               December 31, 2003

                                                                                  Originally          As Restated         Increase
                                                                                   Reported                               (Decrease)
                                                                                  -------------       --------------      ----------
Common Stock                                                                      $ 11,664,690         $ 11,757,770        $93,080
Shares in Stock Option Plan Trusts - Contra Account                                 (1,122,198)            (878,979)        243,219
Retained Earnings                                                                    5,785,527            5,449,228        (336,299)
Total Shareholders' Equity                                                          16,892,956           16,892,956               0


The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                                   12/31/2004           12/31/2003       12/31/2002
                                                                                   -------------        ------------   -------------
Net Income as Previously Reported                                                  $ 1,914,802          $ 2,006,193     $ 1,761,804
Increase in Compensation Expense                                                      (248,762)            (299,699)              0
Increase in Income Tax Expense                                                         (24,992)             (36,600)              0
                                                                                   ------------         ------------    ------------
Net Income as Restated                                                             $ 1,641,048          $ 1,669,894     $ 1,761,804
                                                                                   ============         ============    ============

                                                                                   12/31/2004           12/31/2003       12/31/2002
                                                                                   ------------         ------------    ------------
 Earnings Per Share as Previously Reported:
  Basic                                                                                  $1.58                $1.58           $1.33
  Diluted                                                                                $1.58                $1.58           $1.33

Earnings Per Share as Restated:
  Basic                                                                                  $1.49                $1.54           $1.66
  Diluted                                                                                $1.46                $1.51           $1.63

NOTE 3 - INVESTMENT SECURITIES

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
                                                      ===============   ===============     ==============     ===============


                                                                     Investment Securities Available for Sale
                                                      ------------------------------------------------------------------------
                                                                            Gross               Gross            Estimated
                                                        Amortized         Unrealized         Unrealized             Fair
                                                           Cost             Gains              Losses              Value
                                                      ---------------   ---------------     --------------     ---------------

As of December 31, 2003
Debt Securities:
 Obligations of  U.S. Government
  Corporations and Agencies                          $    15,067,343      $    352,410     $    (352,410)     $    15,381,194
 Mortgage-Backed Securities                                8,496,605            70,940           (53,789)           8,513,756
 Corporate Debt Securities                                 1,226,835            70,147                 0            1,296,982
 Obligations of States and
  Political Subdivisions                                   2,075,602            71,549                 0            2,147,151
                                                      ---------------   ---------------     --------------     ---------------
   Total Debt Securities                                  26,866,385           565,046           (92,348)          27,339,083
                                                      ---------------   ---------------     --------------     ---------------
Equity Securities:
 Federal Home Loan Bank
  of Cincinnati Stock, at Cost                               933,400                 0                 0              933,400
 Federal Home Loan Mortgage
  Corporation Stock                                           25,783         1,352,697                 0            1,378,480
 Intrieve, Inc. Stock, at Cost                               105,320                 0                 0              105,320
                                                      ---------------   ---------------     --------------     ---------------
    Total Equity Securities                                1,064,503         1,352,697                 0            2,417,200
                                                      ---------------   ---------------     --------------     ---------------
                                                     $    27,930,888    $    1,917,743      $    (92,348)     $    29,756,283
                                                      ===============   ===============     ==============     ===============

The obligations of states and political subdivisions shown above are issued by state and local governmental instrumentalities in the State of Tennessee and are backed by the full faith and credit of said issuing instrumentalities.

Gross realized gains and losses from sales of investment securities classified as available for sale are as follows:


                                         For the Years Ended December 31,
                           -----------------------------------------------------
                                  2004               2003               2002
                           ---------------    ---------------   ----------------
Gross Realized Gains          $    25,549       $  105,025         $    47,467
Gross Realized Losses                   0                0              (1,664)
                           ---------------    ---------------   ----------------
                              $    25,549       $  105,025         $    45,803
                           ===============    ===============   ================

Mortgage-backed securities consist of the following:

                                                             December 31, 2004                      December 31, 2003
                                                      ---------------------------------     ----------------------------------
                                                        Amortized         Estimated           Amortized          Estimated
                                                           Cost           Fair Value            Cost             Fair Value
                                                      ---------------   ---------------     --------------     ---------------

FNMA Certificates                                     $    6,465,886    $    6,421,146      $   4,576,781       $   4,616,311
FHLMC Certificates                                         4,236,780         4,157,559          3,919,824           3,897,445

                                                      ---------------   ---------------     --------------     ---------------
                                                      $   10,702,666    $   10,578,705      $   8,496,605       $   8,513,756
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

NOTE 4 - LOANS RECEIVABLE

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

NOTE 5 - PREMISES AND EQUIPMENT, NET

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

NOTE 6 - INTANGIBLE ASSETS

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

NOTE 7 - DEPOSITS

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
                                       ===============

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK

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

NOTE 9 - INCOME TAXES

Income taxes as shown in the consolidated statements of income differ from the amount computed using the statutory federal income tax rate for the following reasons:

                                                                For the Years Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                                2004                           2003                          2002
                                     ---------------------------    ---------------------------    -------------------------
                                                      Percent                        Percent                       Percent
                                                     of Pretax                      of Pretax                     of Pretax
                                       Amount          Income         Amount          Income         Amount        Income
                                     ------------    -----------    -----------     -----------    -----------    ----------


Federal income tax at                $   810,169          34.0%     $  861,208         34.0%       $ 931,502         34.0%
 statutory rate
Increase (decrease) resulting from tax effects of:
  Nontaxable interest,
   dividends and other income            (74,104)         (3.1)        (46,232)        (1.8)         (16,049)        (0.6)
  State excise tax and
   other, net                              5,738           0.2          48,096          1.9           62,454          2.3
                                     ------------    -----------    -----------     -----------    -----------    ----------
                                     $   741,803          31.1%     $  863,072         34.1%       $ 977,907         35.7%
                                     ============    ===========    ===========     ===========    ===========    ==========

Income taxes consist of:

                                       For the Years Ended December 31,
                           -----------------------------------------------------
                                   2004               2003               2002
                           ---------------    ---------------     --------------
Current                    $       885,338    $       967,484     $     994,108
Deferred Benefit                  (143,535)          (104,412)          (16,201)
                           ---------------    ---------------     --------------
                           $       741,803    $       863,072     $     977,907
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

NOTE 10 - REGULATORY MATTERS

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

                                                                                                       To Comply With
                                                                                                       Minimum Capital
                                                                       Actual                           Requirements
                                                           --------------------------------    --------------------------------
                                                               Amount            Ratio             Amount            Ratio
                                                           ---------------    -------------    ---------------    -------------


As of December 31, 2004:
Tangible Capital (To Adjusted Total Assets)                $   15,492            13.0%         $   1,788              1.5%
Core Capital (To Adjusted Total Assets)                    $   15,492            13.0%         $   4,769              4.0%
Risk-Based Capital (To Risk-Weighted Assets)               $   17,113            28.3%         $   4,838              8.0%

As of December 31, 2003:
Tangible Capital (To Adjusted Total Assets)                $   13,656            12.0%         $   1,702              1.5%
Core Capital (To Adjusted Total Assets)                    $   13,656            12.0%         $   4,539              4.0%
Risk-Based Capital (To Risk-Weighted Assets)               $   14,344            26.2%         $   4,388              8.0%

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

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                                      Prompt Corrective
                                                                       Actual                         Action Provisions
                                                           --------------------------------    --------------------------------
                                                               Amount            Ratio             Amount            Ratio
                                                           ---------------    -------------    ---------------    -------------

As of December 31, 2004:
Total Capital (To Risk-Weighted Assets)                    $   17,133            28.3%         $   6,047             10.0%
Tier I Capital (To Risk-Weighted Assets)                   $   15,492            25.6%         $   3,628              6.0%
Tier I Capital (To Average Assets)                         $   15,492            13.0%         $   5,950              5.0%

As of December 31, 2003:
Total Capital (To Risk-Weighted Assets)                   $    14,344            26.2%         $   5,484             10.0%
Tier I Capital (To Risk-Weighted Assets)                  $    13,656            24.9%         $   3,291              6.0%
Tier I Capital (To Average Assets)                        $    13,656            12.0%         $   5,681              5.0%

NOTE 11 - RETIREMENT PLANS

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


NOTE 12 - STOCK OPTION PLAN

In January 1999, the Company's board of directors approved the Company's 1999 stock option plan, and in May 1999, the Company's shareholders ratified the plan. The plan reserved 209,299 shares of the Company's stock for issuance pursuant to the options to be granted. These shares will be either newly issued shares or shares purchased on the open market.

The Company's board of directors has approved the issuance of stock options under the plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and establish an exercise price equal to the fair value of the Company's stock on the date the option is granted. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. To date 161,911 options have been exercised.

A summary of the status of the Company's stock option plan is presented below:

                                              2004                            2003                             2002
                                   ---------------------------    -----------------------------    -----------------------------
                                                    Weighted                        Weighted                         Weighted
                                                    Average                          Average                          Average
                                                    Exercise                        Exercise                         Exercise
                                     Shares          Price           Shares           Price          Shares            Price
                                   ------------    -----------    -------------    ------------    ------------     ------------

Outstanding at
 Beginning of Year                     102,057     $     8.59         175,321      $      8.59        209,299       $      8.59
Granted                                      0                              0                               0
Exercised                              (56,669)          8.59         (73,264)            8.59        (33,978)             8.60
Surrendered                                  0                              0                               0
Forfeited                                    0                              0                               0
                                   ------------                   -------------                    ------------
Outstanding at                          45,388           8.59         102,057             8.59        175,321              8.59
 End of Year
                                   ============                   =============                    ============
 Options Exercisable                    45,388           8.59         100,402             8.59        172,010              8.59
 at Year-End
Weighted-Average Fair
 Value of Options Granted
 During the Year                            NA                             N/A                            N/A


Information pertaining to options outstanding at December 31, 2004 is as follows:

                                                       Options Outstanding                            Options Exercisable
                                       ----------------------------------------------------     --------------------------------
                                                                        Weighted
                                                               Average          Weighted                             Weighted
                                                              Remaining          Average                             Average
             Range of                       Number           Contractual        Exercise           Number            Exercise
         Exercise Prices                 Outstanding            Life              Price          Exercisable          Price
-----------------------------------    -----------------    --------------     ------------     --------------     -------------

          $8.25 - $8.60                     47,388            4.1 years          $  8.59           47,338            $  8.59

The Company has purchased 48,560 and 100,249 shares as of December 31, 2004 and 2003, respectively, of its common stock that is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in the trusts.

NOTE 13 - MANAGEMENT RECOGNITION PLAN

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

NOTE 14 - DIRECTORS DEFERRED COMPENSATION

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

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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


NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.


NOTE 17 - STOCK CONVERSION

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


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The recorded book value and estimated fair value of the Company's and Bank's consolidated financial instruments are as follows (amounts in thousands):

                                                               As of December 31, 2004             As of December 31, 2003
                                                           --------------------------------    --------------------------------
                                                              Recorded         Estimated          Recorded         Estimated
                                                                Book              Fair              Book              Fair
                                                               Value             Value             Value             Value
                                                           ---------------    -------------    ---------------    -------------

FINANCIAL ASSETS:
Cash and Amounts Due
 From Depository Institutions                              $        3,444     $      3,444     $        5,196     $      5,196
Investment Securities Available for Sale                   $       35,579     $     35,579     $       29,756     $     29,756
Loans Receivable, Net                                      $       78,830     $     78,924     $       77,953     $     78,013
Cash Surrender Value of Life Insurance                     $        1,597     $      1,597     $        1,529     $      1,529

FINANCIAL LIABILITIES:
Deposits                                                   $      100,919     $    101,081     $       98,107     $     98,227
Advances from Federal Home Loan Bank                       $        1,000     $      1,000     $            0     $          0

NOTE 19 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to United Tennessee Bankshares, Inc. is as follows:

                             CONDENSED BALANCE SHEETS

                                                               As of December 31,            2004                  2003
                                                                                      -------------------    ------------------
Assets:
 Cash and Amounts Due From Depository Institutions                                 $             274,264  $            386,400
 Investments Securities Available for Sale, at Fair Value                                        500,000               507,500
 ESOP Loan Receivable                                                                            179,989               350,526
 Accrued Interest Receivable                                                                      22,879                37,480
 Investment in Subsidiary                                                                     10,323,395             8,731,400
 Deferred Income Taxes                                                                             1,261                  (213)
 Prepaid Expenses and Other Assets                                                                16,993                30,134
                                                                                      -------------------    ------------------
Total Assets                                                                       $          11,318,781  $         10,043,227
                                                                                      ===================    ------------------

Liabilities                                                                        $                   0  $                  0
                                                                                      -------------------    ------------------

Shareholders' Equity:
 Common Stock                                                                                 11,458,671            11,757,770
 Shares in Stock Option Plan Trusts - Contra Account                                            (500,341)             (878,979)
 Retained Earnings (Deficit)                                                                     362,508              (835,912)
 Accumulated Other Comprehensive Income (Loss)                                                    (2,057)                  348
                                                                                      -------------------    ------------------
  Total Shareholders' Equity                                                                  11,318,781            10,043,227
                                                                                      -------------------    ------------------
Total Liabilities and Shareholders' Equity                                         $          11,318,781  $         10,043,227
                                                                                      ===================    ==================

                         CONDENSED STATEMENTS OF INCOME

                                                 For the Years Ended December 31,           2004                   2003
                                                                                      ------------------    -------------------
INTEREST INCOME
 ESOP Loan                                                                         $              16,618  $             34,200
 Investment Securities                                                                            18,155                10,105
 Other Interest-Earning Assets                                                                     2,427                 8,365
                                                                                      ------------------    -------------------
  Total Interest Income                                                                           37,200                52,670
                                                                                      ------------------    -------------------
NONINTEREST INCOME
 Income From Subsidiary                                                                        1,891,994             1,989,651
                                                                                      ------------------    -------------------
NONINTEREST EXPENSE
 Compensation and Benefits                                                                       248,762               302,548
 Other                                                                                            34,385                37,926
                                                                                      ------------------    -------------------
  Total Noninterest Expense                                                                      283,147               340,474
                                                                                      ------------------    -------------------
INCOME BEFORE INCOME TAXES                                                                     1,646,047             1,701,847

Income Taxes                                                                                       4,999                31,953
                                                                                      ------------------    -------------------
Net Income                                                                         $           1,641,048  $          1,669,894
                                                                                      ==================    ===================

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                 For the Years Ended December 31,           2004                  2003
                                                                                      ------------------    ------------------
Cash Flows From Operating Activities:
 Net Income                                                                        $          1,641,048  $         1,669,894
                                                                                      ------------------    ------------------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Equity in Undistributed Net Income of Newport Federal Bank                                (1,591,995)          (1,239,651)
   Amortization of Investment Securities Premiums                                                 3,620                    0
   (Increase) Decrease in Prepaid and Other Assets                                               13,141              206,518
   (Increase) Decrease in Accrued Interest Receivable                                            14,601               10,520
                                                                                      ------------------    ------------------
    Total Adjustments                                                                        (1,560,633)          (1,022,613)
                                                                                      ------------------    ------------------
     Net Cash Provided by Operating Activities                                                   80,415              647,281
                                                                                      ------------------    ------------------

Cash Flows From Investing Activities:
  Purchase of Investment Securities Available for Sale                                                0             (506,938)
  Net Decrease in ESOP Loan                                                                     170,536              166,047
                                                                                      ------------------    ------------------
     Net Cash Provided by (Used in) Investing Activities                                        170,536             (340,891)
                                                                                      ------------------    ------------------

Cash Flows From Financing Activities:
  Dividends Paid                                                                               (442,935)            (420,131)
  Decrease in Cost of Shares in Stock Option Plan Trusts                                         27,450               46,082
  Increase in Cost Basis for Withholding Tax on Stock Options Exercised                         (73,506)            (107,647)
  Proceeds From Exercise of Stock Options                                                       212,420                8,600
  Distribution of Common Stock Pursuant to Management Recognition Plan                                0               11,236
  Purchase of Common Stock for Stock Option Plan Trusts                                         (86,516)              (8,235)
                                                                                      ------------------    ------------------
     Net Cash Provided by (Used in) Financing Activities                                       (363,087)            (470,095)
                                                                                      ------------------    ------------------
Net Decrease in Cash and Cash Equivalents                                                      (112,136)            (163,705)
Cash and Cash Equivalents, Beginning of Period                                                  386,400              550,105
                                                                                      ------------------    ------------------
Cash and Cash Equivalents, End of Period                                           $            274,264  $           386,400
                                                                                      ==================    ==================

Supplementary Disclosures of Noncash Investing Activities:
  Change in Unrealized Gain/Loss on Investment Securities Available for Sale       $            (3,880)  $               562
  Change in Deferred Income Taxes Associated With Unrealized Gain/Loss
    On Investment Securities Available for Sale                                    $            (1,474)  $               213
  Change in Net Unrealized Gain/Loss on Investment Securities Available
     for Sale                                                                      $            (2,406)  $               349

Supplementary Disclosure of Noncash Financing Activities:
  Retirement of Common Stock Held in Trusts                                        $           324,091   $           726,682

Note 20 - Current Items in Process with the Securities and Exchange Commission

As announced on April 14, 2005, United Tennessee Bankshares, Inc., the holding company for Newport Federal announced that the Company's Board of Directors has approved proceeding with a proposed going private transaction. The proposed transaction would reduce the number of stockholders of record from approximately 545 to approximately 96. Following the proposed transaction, the Company would continue operations as a privately held corporation that would not be required to file periodic public reports with the Securities and Exchange Commission (the "SEC"). The terms of the proposed transaction are expected to provide that each stockholder of record of the Company beneficially owning fewer than 2,500 common shares will receive cash of $22.00 per share. The price established by the Board of Directors was supported by a fairness opinion provided by a qualified valuation firm. Each stockholder of record beneficially owning 2,500 or more common shares will continue to hold the same number of shares of the Company after the transaction and will not receive any cash for those shares. Beneficial ownership includes stock owned by a person's spouse and minor children, as well as stock directly owned. The Company delivered the proxy to shareholders in October and scheduled a shareholders' meeting for November 10, 2005. Due to the necessary restatements of the Company's financial statements (see Note 2), the meeting was adjourned without voting on the proposed transaction. Management intends to file an amendment to the proxy with the SEC and send it to shareholders as soon as the effects of the restatements on the proposed transaction can be determined.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including the Company's Chief Executive Officer and its Controller, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Equity Compensation Plan Information

The following table provides information about our 1999 Stock Option Plan



                              Number of securities
                                to be issued upon
                                 exercise of           Weighted-average        Number of securities
                             outstanding options,     exercise price of      remaining available for
                             warrants and rights     outstanding options,     future issuance under
      Plan Category                  (1)             warrants and rights    equity compensation plans
      -------------          ---------------------   --------------------   -------------------------

Equity compensation plans
approved by shareholders           45,388                  $8.59                     -0-

Equity compensation plans
not approved by
shareholders                           -0-                   n/a                     -0-
                               ------------                                     -----------
          Total                    45,388                                            -0-
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Persons and groups owning in excess of 5% of the common stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. Based on these reports, the following table sets forth, as of March 31, 2005, certain information as to shares of the common stock known by management to be beneficially owned by persons owning in excess of 5% of the common stock and by all of the Company's directors and executive officers as a group.



                                                                    Amount and       Percent of
                                                                     Nature of       Shares of
Name and Address                                                    Beneficial      Common Stock
of Beneficial Owner                                                  Ownership       Issued (1)
-------------------                                                  ---------      ------------

Richard G. and Margaret R. Harwood
344 W. Broadway
Newport, Tennessee  37821-0249                                        114,218 (2)       9.6%

United Tennessee Bankshares, Inc.
  Employee Stock Ownership Plan ("ESOP")
344 W. Broadway
Newport, Tennessee  37821-0249                                        158,744 (3)      13.4%

Trust Agreement I under
     United Tennessee Bankshares, Inc.
     1999 Stock Option Plan
     ("Stock Option Plan Trust I")
344 W. Broadway
Newport, Tennessee  37821-0249                                         48,560 (4)       4.1%

All directors and executive officers as a group (10 persons)          351,114 (5)      29.7%

-------------


1    Based on 1,185,999 shares issued at March 31, 2005.


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

5 Reflects shares over which one or more directors and executive officers have sole or shared voting and/or dispositive power. Excludes 8,776 unallocated shares in the ESOP which are voted as described in note 4. Also excludes 48,560 shares held by Stock Option Plan Trusts I and II and 20,747 shares held in a grantor trust for the Bank's directors' retirement plan. The trustees of these trusts vote all such shares in the same proportions on all matters as the ESOP trustees vote the ESOP shares. Includes 45,388 shares which directors and executive officers have the right to acquire pursuant to options exercisable within 60 days of the Record Date.

                                              Sares of Common
                                              Stock Beneficially     Percent
             Name                                 Owned (1)         of Class (2)
             ----                                  -------          ------------

Richard G. Harwood                                 114,218              9.63
William B. Henry                                    42,630              3.59
J. William Myers                                    41,632              3.51
Tommy C. Bible                                      23,000              1.94
Robert L. Overholt                                  28,438              2.40
Ben W. Hooper, III                                   1,400              0.10
Robert D. Self                                      18,308              1.54

-------------

1 Reflects shares over which the named individuals have sole or shared voting and/or dispositive power; excludes unallocated shares held by the ESOP and certain shares held by the Company's defined contribution thrift plan and its directors' retirement plan (see "Voting Securities and Beneficial Ownership") above. Includes 16,161 shares which Messrs. Myers has the right to acquire pursuant to options exercisable within 60 days of the Record Date and 13,500 for Henry, and 6,161 for Self which has the right to acquire pursuant to such options.


2    Based on 1,185,999 shares issued at April 1, 2005.


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

    10.4* Newport Federal Savings and Loan Association Long-Term Incentive Plan, as amended. +

     10.5*Newport Federal  Savings and Loan  Association  Deferred  Compensation
          Plan +

     21   Subsidiaries of the Registrant (previously filed)

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

                                     UNITED TENNESSEE BANKSHARES, INC.



Date:  December 29, 2005             By:  /s/ Richard G. Harwood
                                         ---------------------------------------
                                         Richard G. Harwood
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/ Richard G. Harwood                            By:  /s/ J. William Myers
    ---------------------------------------------         ----------------------
    Richard G. Harwood                                    J. William Myers
    President and Chief Executive Officer                 Chairman of the Board
    (Director and Principal Executive, Financial          and Director
    and Accounting Officer)

Date:   December 2, 2005                         Date:  December 2, 2005


By: /s/ Tommy C. Bible                           By:  /s/ Ben W. Hooper, III
    -------------------------                       ---------------------------
        Tommy C. Bible                               Ben W. Hooper, III
        Director                                     Director

Date:   December 2, 2005                         Date:  December 2, 2005



By: /s/ William B. Henry                         By:  /s/ Robert D. Self
    -------------------------                       ---------------------------
        William B. Henry                             Robert D. Self
        Director                                     Director

Date:   December 2, 2005                         Date:  December 2, 2005



By: /s/ Robert L. Overholt
    -------------------------
        Robert L. Overholt
        Director

Date:   December 2, 2005

                                                                    Exhibit 23

                              PUGH & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
WILL J. PUGH, CPA
RONNIE G. CATE, CPA    HOME FEDERAL PLAZA - SUITE 200          MEMBERS
C. LARRY ELMORE, CPA     315 NORTH CEDAR BLUFF ROAD
W. JAMES PUGH, JR., CPA  KNOXVILLE, TENNESSEE 37923      AMERICAN INSTITUTE OF
DANIEL C. FRANKLIN, CPA                             CERTIFIED PUBLIC ACCOUNTANTS
JAMES H. JONES, CPA
LISA W. HILL, CPA             P.O. BOX 31409             TENNESSEE SOCIETY OF
SUSAN R. FOARD, CPA     KNOXVILLE, TENNESSEE 37930-1409      CERTIFIED PUBLIC
ANDREW R. HARPER, CPA                                          ACCOUNTANTS
                            865-769-0660 800-332-7021
                             TELECOPIER 865-769-1660



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
United Tennessee Bankshares, Inc.
Newport, Tennessee

We consent to incorporation by reference in the Registration Statement (No. 333-41571 and 333-82803) on Form S-8 of United Tennessee Bankshares, Inc. of our report dated March 22, 2005, except for Notes 2 and 20, as to which the date is November 18, 2005, relating to the consolidated statements of financial condition of United Tennessee Bankshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which report appears in the December 31, 2004 annual report on Form 10-KSB/A of United Tennessee Bankshares, Inc. and subsidiary.


                                    /s/ Pugh & Company, P.C.

                                    Certified Public Accountants
                                    Knoxville, Tennessee
                                    December 2, 2005

                                                                 EXHIBIT 31.1

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Richard G. Harwood, certify that:

1. I have reviewed this annual report of United Tennessee Bankshares, Inc. ("United Tennessee");

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

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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



Date:  December 2, 2005                      /s/Richard G. Harwood
                                             -----------------------------------
                                             Richard G. Harwood
                                             President and
                                             Chief Executive Officer

                                                                   EXHIBIT 31.2

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Chris H. Triplett, certify that:

1. I have reviewed this annual report of United Tennessee Bankshares, Inc. ("United Tennessee");

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

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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



Date: December 2, 2005                   /s/Chris H. Triplett
                                         ---------------------------------------
                                         Chris H. Triplett
                                         Controller

                                                                 EXHIBIT 32.1
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with this annual report on Form 10-KSB of United Tennessee Bankshares, Inc., I, Richard G. Harwood, Chief Executive Officer of United Tennessee Bankshares, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of United Tennessee Bankshares, Inc.



Date:  December 2, 2005                /s/ Richard G. Harwood
                                       -----------------------------------------
                                       Richard G. Harwood
                                       President and Chief Executive Officer

                                                                  EXHIBIT 32.2
                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     In connection  with this annual  report on Form 10-KSB of United  Tennessee
Bankshares, Inc., I, Chris H. Triplett, Controller of United Tennessee Bankshares, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of United Tennessee Bankshares, Inc.



Date:  December 2, 2005               /s/ Chris H. Triplett
                                      ------------------------------------------
                                      Chris H. Triplett
                                      Controller