Form 10-Q/A
period 2005-03-31
UNITED TENNESSEE BANKSHARES INC
filed 2005-12-06
CIK 1045689

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

Mark One

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE UNITED STATES SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005.

                                       OR

{ }      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days:
                                                                  Yes {X} No { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes { } No {X}


State the number of shares outstanding of each of the issuer's classes of common
stock as of May 13, 2005:                1,123,314

                                         ---------

Transitional Small Business Disclosure Format (Check one):     Yes { }   No {X}

                                Explanatory Note
                                ----------------

The Company is amending this Form 10-QSB for the three months ended March 31, 2005 to restate its unaudited financial statements for the three months ended March 31, 2005 and 2004.

On November 8, 2005, the Company received verbal notification from its independent registered accounting firm Pugh & Company, P.C. that its financial statements contained in its annual repors on Form 10-KSB for the years ended December 31, 2003 and 2004 and the quarterly reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 must be restated to correct the recording of expense associated with the repurchase of its common stock from employees and directors for the affected periods. Management and the board of directors determined that the Company did not correctly record the expense associated with the repurchase of its common stock from employees and directors for the years ended December 31, 2004 and 2003 and for the interim periods of March 31, June 30, and September 30, 2005. The Company has consistently applied APB Opinion No. 25 in accounting for its 1999 Stock Option Plan. When stock options were issued, the amount of the options and the exercise price was fixed, and the exercise price was equal to the fair market value of the stock on the date granted. Accordingly, the Company did not record any compensation cost when the stock options were issued. Stock options were exercised by employees and directors and the stock was immediately repurchased by the Company. The Company had previously repurchased stock using its Stock Option Plan Trusts to provide for the shares needed when the options were exercised. The cost of these repurchased shares was recorded in a contra-equity account called "Stock Option Plan Trusts Contra Account" which reduced shareholders' equity. When the options were exercised and the stock repurchased, the cost basis of the shares was adjusted in the Stock Option Plan Trusts Contra Account. After further research of APB Opinion No. 25 and related interpretation FIN 44, management and the board of directors have determined that the amount of cash paid to employees and directors should have been charged to compensation expense, net of any statutory federal or state tax withholding and payroll taxes paid from the proceeds. In addition, earnings per share was computed incorrectly due to incorrectly including the shares in the various trust accounts in the computation of outstanding shares for 2002 through 2005.

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of March 31, 2005 and December 31, 2004:


                                                                                             March 31, 2005

                                                                      Originally Reported       As Restated          Increase
                                                                                                                    (Decrease)
Common Stock                                                                 $ 10,912            $ 11,335             $ 423

Shares in Stock Option Plan Trusts - Contra Account                              (563)               (325)              238

Retained Earnings                                                               7,735               7,074              (661)

Total Shareholders' Equity                                                     18,564              18,564                 0






                                                                                            December 31, 2004

                                                                      Originally Reported       As Restated          Increase
                                                                                                                    (Decrease)
Common Stock                                                                 $ 11,098            $ 11,459             $ 361

Shares in Stock Option Plan Trusts - Contra Account                              (749)               (500)              249

Retained Earnings                                                               7,258               6,648              (610)

Total Shareholders' Equity                                                     18,419              18,419                 0


The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the three months ended March 31, 2005 and 2004:

                                                                                      3/31/2005             3/31/2004

Net Income as Previously Reported                                                         $ 477                 $ 392

Increase in Compensation Expense                                                            (49)                  (72)

Increase in Income Tax Expense                                                               (2)                   (3)
                                                                                          ------                ------
Net Income as Restated                                                                    $ 426                 $ 317
                                                                                          ======                ======


                                                                                      3/31/2005             3/31/2004
 Earnings Per Share as Previously Reported:

  Basic                                                                                   $0.40                 $0.32

  Diluted                                                                                 $0.40                 $0.32

Earnings Per Share as Restated:

  Basic                                                                                   $0.38                 $0.29

  Diluted                                                                                 $0.37                 $0.28

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  March 31, 2005 (Unaudited) and December 31, 2004             3

                  Consolidated Statements of Income for the Three-Month
                  Periods Ended March 31, 2005 and 2004 (Unaudited)            4

                  Consolidated Statements of Comprehensive Income for
                  the Three-Month Periods Ended March 31, 2005 and 2004
                  (Unaudited)                                                  5

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Three-Month Period Ended March 31, 2005
                  (Unaudited)                                                  6

                  Consolidated Statements of Cash Flows for the Three-Month
                  Periods Ended March 31, 2005 and 2004 (Unaudited)          7-8

                  Notes to Consolidated Financial Statements for the
                  Three-Month Periods Ended March 31, 2005 and 2004
                  (Unaudited)                                               9-15

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                        16-21

         Item 3.  Controls and Procedures                                     21


PART II.  OTHER INFORMATION
          -----------------

         Item 1.  Legal Proceedings                                           22

         Item 2.  Changes in Securities and Use of Proceeds                   22

         Item 3.  Defaults upon Senior Securities                             22

         Item 4.  Submission of Matters to a Vote of Security Holders         22

         Item 5.  Other Information                                           22

         Item 6.  Exhibits and Reports on Form 8-K                         22-23

SIGNATURES                                                                    23

CERTIFICATIONS                                                             26-28

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                               March 31,        December
                                                                  2005             31,
                                                              (Unaudited)         2004
                                                              -----------     ------------

                                                                     (In Thousands)
                           Assets
Cash and amounts due from depository institutions             $       623      $     3,444
Investment securities available for sale, at fair value            32,860           35,579
Loans receivable, net                                              79,294           78,830
Premises and equipment, net                                         2,287            1,714
Real estate acquired through foreclosure                              185              128
Accrued interest receivable                                           638              573
Goodwill, net of amortization                                         693              713
Cash surrender value of life insurance                              1,617            1,597
Prepaid expenses and other assets                                      32               81
                                                              -----------     ------------
  Total assets                                                $   118,229      $   122,659
                                                              ===========     ============
                   Liabilities and Equity
Liabilities:


 Deposits                                                     $    97,752      $   100,919
 Advances from Federal Home Loan Bank                                   0            1,000
 Accrued interest payable                                             107              135
 Accrued income taxes                                                 168                0
 Deferred income taxes                                                287              561
 Accrued benefit plan liabilities                                   1,243            1,531
 Other liabilities                                                    108               94
                                                              ------------    ------------

  Total liabilities                                                99,665          104,240
                                                              ------------    ------------

Shareholders' equity:

 Common stock - no par value,  Authorized  20,000,000  shares;
  issued 1,185,999 shares (1,196,999 in 2004); outstanding
  1,123,314 shares (1,102,747 in 2004)                             11,335           11,459
 Unearned compensation - ESOP                                         (64)            (180)
 Shares in grantor trust - contra account                            (224)            (224)
 Shares in stock option plan trusts - contra account                 (325)            (500)
 Retained earnings                                                  7,074            6,648
 Accumulated other comprehensive income                               768            1,216
                                                              -----------     ------------

  Total shareholders' equity                                       18,564           18,419
                                                              -----------     ------------
Total liabilities and equity                                  $   118,229      $   122,659
                                                              ===========     ============


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                       (In Thousands Except
                                                                       per Share Information)
                                                                    ---------------------------
                                                                       Three Months Ended
                                                                   ----------------------------
                                                                            March 31,
                                                                   ----------------------------
                                                                      2005            2004
                                                                   (Unaudited)     (Unaudited)
                                                                   ------------    ------------

Interest income:
 Loans                                                             $     1,349     $     1,356
 Investment securities                                                     343             323
 Other interest-earning assets                                               5               3
                                                                   ------------    ------------
  Total interest income                                                  1,697           1,682
                                                                   ------------    ------------
Interest expense:
 Deposits                                                                  477             376
 Advances from Federal Home Loan Bank                                        2               0
                                                                   ------------    ------------
  Total interest expense                                                   479             376
                                                                   ------------    ------------
Net interest income                                                      1,218           1,306
Provision for loan losses                                                   18              28
                                                                   ------------    ------------
Net interest income after provision for loan losses                      1,200           1,278
                                                                   ------------    ------------
Noninterest income:
 Deposit account service charges                                            70              72
 Loan service charges and fees                                              29              29
 Net gain (loss) on sales of investment securities
  available for sale                                                         0               0
 Other                                                                      31              29
                                                                   ------------    ------------
  Total noninterest income                                                 130             130
                                                                   ------------    ------------
Noninterest expense:

 Compensation and benefits                                                 333             582
 Occupancy and equipment                                                    53              60
 Federal deposit insurance premiums                                          4               4
 Data processing fees                                                       84              78
 Advertising and promotion                                                  18              14
 Net (gain) loss on foreclosed real estate                                   1               0
 Amortization                                                               20              20
 Other                                                                     162             133
                                                                   ------------    ------------

  Total noninterest expense                                                675             891
                                                                   ------------    ------------

Income before income taxes                                                 655             517
Income taxes                                                               229             200
                                                                   ------------    ------------
Net income                                                         $       426     $       317
                                                                   ============    ============
Earnings per share
 Basic                                                             $      0.38     $      0.29
                                                                   ============    ============
 Diluted                                                           $      0.37     $      0.28
                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004


                                                         Three Months Ended
                                                    -------------------------
                                                            March 31,
                                                    -------------------------
                                                        2005           2004
                                                    -----------    ----------
                                                        (Unaudited - in
                                                           thousands)

Net income                                          $      426      $    317
                                                    -----------    ----------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities       (722)          362
 Less reclassification adjustment for gains\losses
  included in net income                                     0             0
 Less income taxes related to unrealized
  gains\losses on investment securities                    274          (138)
                                                    -----------    ----------
   Other comprehensive income (loss), net of tax          (448)          224
                                                    -----------    ----------
Comprehensive income(loss)                          $      (22)     $    541
                                                    ===========    ==========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

                                                                         Shares
                                                                           in
                                                          Shares in      Stock
                                                           Grantor       Option                 Accumulated
                                            Unearned       Trust -       Plan-                    Other             Total
                               Common      Compensation    Contra        Contra     Retained   Comprehensive    Shareholders'
                               Stock          ESOP         Account       Account    Earnings      Income            Equity
                              ---------   -----------    ----------    ---------    ---------  -------------    -------------
                                                              (Unaudited-In Thousands)

Balances, beginning of period $ 11,459    $     (180)    $    (224)    $    (500)   $  6,648    $    1,216       $    18,419

Net income                           0             0             0             0         426             0               426

Other comprehensive income
 (loss)                              0             0             0             0           0          (448)             (448)

Retirement of Stock held
in the Stock Option
Plan Trust                        (126)            0             0           126           0             0                 0

Purchase of Stock to be held
In the stock option plan
Trusts                               0             0             0           (13)          0             0               (13)

Payment on ESOP loan
principal                            0           116             0             0           0             0               116

Proceeds from exercise of
stock options                        0             0             0            68           0             0                68

Increase to common stock
 for portion of income tax
 reduction related to stock
 options exercised                   2             0             0             0           0             0                 2

Increase in cost basis for
 withholding tax on stock
 options exercised                   0             0             0            (6)          0             0                (6)
                             ---------    ----------     ----------     ---------    --------    -----------        -----------

Balances, end of period       $ 11,335    $      (64)    $    (224)     $   (325)    $ 7,074     $     768          $ 18,564
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

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004

                                                                          Three Months Ended
                                                                              March 31,
                                                                       -------------------------
                                                                          2005          2004
                                                                           (Unaudited - in
                                                                              thousands)
                                                                       -------------------------

Operating Activities:

 Net income                                                            $      426     $     317
                                                                       -----------    ----------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                                    18            28
  Depreciation                                                                 17            24
  Amortization of goodwill                                                     20            20
  Net (gain) loss on sales of foreclosed real estate                            1             0
  Federal home loan bank stock dividends                                      (11)           (9)
  Increase to common stock for portion of income tax reduction
   related to stock options exercised                                           2             3
  Increase in cash surrender value of bank-owned life insurance               (20)          (18)
 (Increase) Decrease in:
  Accrued interest receivable                                                 (65)          (92)
  Other assets                                                                 49            86
  Increase (Decrease) in:
  Accrued interest payable                                                    (28)            1
  Accrued income taxes                                                        168            89
  Accrued benefit plan liabilities                                           (288)          (84)
  Other liabilities                                                            14            50
                                                                       -----------    ----------

     Total adjustments                                                       (123)            98
                                                                       -----------    ----------

Net cash provided by operating activities                                     303           415
                                                                       -----------    ----------
Investing Activities:
Purchases of investment securities available for sale                           0        (4,339)
Proceeds from maturities of investment securities available for sale            0             0
Payments received on investment securities available for sale               2,008         1,980
Proceeds from sales of investment securities available for sale                 0             0
Net (increase) decrease in loans                                             (648)          331
Purchases of premises and equipment, net                                     (590)          (57)
Proceeds from sales of foreclosed real estate                                 108            15
                                                                       -----------    ----------
Net cash provided by (used in) investing activities                           878        (2,070)
                                                                       -----------    ----------


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004

                                                                         Three Months Ended
                                                                         2005          2004
                                                                       ----------    ----------
                                                                           (Unaudited - in
                                                                                thousands)

Financing Activities:
 Net increase (decrease) in deposits                                     (3,167)         (292)
 Purchase of common stock                                                   (13)            0
 Proceeds from exercise of stock options                                     68           206
 Increase in cost basis for withholding tax
  on stock options exercised                                                 (6)           (9)
 Payment on ESOP loan and release of shares                                 116           116
 Net repayment of advances from Federal Home Loan Bank                   (1,000)            0
                                                                       ---------     ---------
Net cash provided by (used in) financing activities                      (4,002)           21
                                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents                     (2,821)       (1,634)
Cash and cash equivalents, beginning of period                            3,444         5,196
                                                                       ----------    ---------
Cash and cash equivalents, end of period                               $    623      $  3,562
                                                                       ==========    =========
Supplementary disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                              $    507      $    375
 Income taxes                                                          $     59      $     40
Supplementary disclosures of noncash investing activities:
  Acquisition of foreclosed real estate                                $    343      $    227
  Sale of foreclosed real estate by origination of mortgage loans      $    178      $      0
  Change in unrealized gain\loss on investment securities
   available for sale                                                  $   (722)     $    362
  Change in deferred income taxes associated with unrealized
   gain\loss on investment securities available for sale               $   (274)     $    138
  Change in net unrealized gain\loss on investment
   securities available for sale                                       $   (448)     $    224


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



                                                          Three Months Ended
                                                         --------------------
                                                               March 31,
                                                         --------------------
(In thousands, except per share data)                      2005         2004
                                                         --------    --------
Net Income, as restated                                  $    426      $  317

Add: Stock-based employee compensation
 expense, net of tax                                           30          44
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                    0           0
                                                         --------    --------
Pro forma net income                                     $    456      $  361
                                                         ========    ========
Earnings per share:
  Basic - as restated                                    $   0.38      $ 0.29
                                                         ========    ========
  Basic - pro forma                                      $   0.41      $ 0.33
                                                         ========    ========
  Diluted - as restated                                  $   0.37      $ 0.28
                                                         ========    ========
  Diluted - pro forma                                    $   0.40      $ 0.32
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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On November 8, 2005, management and the board of directors determined that the Company did not correctly record the expense associated with the repurchase of its common stock from employees and directors for the years ended December 31, 2004 and 2003 and for the interim periods of March 31, June 30, and September 30, 2005. The Company has consistently applied APB Opinion No. 25 in accounting for its 1999 Stock Option Plan. When stock options were issued, the amount of the options and the exercise price was fixed, and the exercise price was equal to the fair market value of the stock on the date granted. Accordingly, the Company did not record any compensation cost when the stock options were issued. Stock options were exercised by employees and directors and the stock was immediately repurchased by the Company. The Company had previously repurchased stock using its Stock Option Plan Trusts to provide for the shares needed when the options were exercised. The cost of these repurchased shares was recorded in a contra-equity account called "Stock Option Plan Trusts Contra Account" which reduced shareholders' equity. When the options were exercised and the stock repurchased, the cost basis of the shares was adjusted in the Stock Option Plan Trusts Contra Account. After further research of APB Opinion No. 25 and related interpretation FIN 44, management and the board of directors have determined that the amount of cash paid to employees and directors should have been charged to compensation expense, net of any statutory federal or state tax withholding and payroll taxes paid from the proceeds. In addition, earnings per share was computed incorrectly due to incorrectly including the shares in the various trust accounts in the computation of outstanding shares.

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of March 31, 2005 and December 31, 2004:


                                                                                             March 31, 2005

                                                                      Originally Reported       As Restated          Increase
                                                                                                                    (Decrease)
Common Stock                                                                 $ 10,912            $ 11,335             $ 423

Shares in Stock Option Plan Trusts - Contra Account                              (563)               (325)              238

Retained Earnings                                                               7,735               7,074              (661)

Total Shareholders' Equity                                                     18,564              18,564                 0




                                                                                            December 31, 2004

                                                                      Originally Reported       As Restated          Increase
                                                                                                                    (Decrease)
Common Stock                                                                 $ 11,098            $ 11,459             $ 361

Shares in Stock Option Plan Trusts - Contra Account                              (749)               (500)              249

Retained Earnings                                                               7,258               6,648              (610)

Total Shareholders' Equity                                                     18,419              18,419                 0


The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the three months ended March 31, 2005 and 2004:

                                                                                      3/31/2005             3/31/2004

Net Income as Previously Reported                                                         $ 477                 $ 392

Increase in Compensation Expense                                                            (49)                  (72)

Increase in Income Tax Expense                                                               (2)                   (3)
                                                                                          ------                ------
Net Income as Restated                                                                    $ 426                 $ 317
                                                                                          ======                ======


                                                                                      3/31/2005             3/31/2004
 Earnings Per Share as Previously Reported:

  Basic                                                                                   $0.40                 $0.32

  Diluted                                                                                 $0.40                 $0.32

Earnings Per Share as Restated:

  Basic                                                                                   $0.38                 $0.29

  Diluted                                                                                 $0.37                 $0.28


Note 3 - Earnings Per Share

Basic earnings per share represent income available to shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect additional shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Company relate to outstanding stock options which are determined using the treasury stock method, and shares in the grantor trust-contra account which according to EITF 97-14 are included for calculation of diluted earnings per share.

Earnings per share have been computed based on the following:


                                                        Three Months Ended
                                                 -------------------------------
                                                                       March 31,
                                                 -------------------------------
                                                      2005             2004
                                                 --------------   --------------

Average number of shares outstanding                1,123,314        1,093,565
Effect of dilutive options                             20,747           20,337
                                                 --------------   --------------
Average number of shares outstanding used
  to calculate earnings per share                   1,144,061        1,113,902
                                                 ==============   ==============

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

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and establish an exercise price equal to the fair value of the Company's stock on the date the option is granted. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the three month period ended March 31, 2005, 12,566 options were exercised (31,656 shares in 2004). Stock options awarded and outstanding totaled 32,822 and 70,401 as of March 31, 2005 and 2004, respectively.

A summary of the status of the Company's stock option plan is presented below:

                                                                Three Months Ended March 31,
                                                 ----------------------------------------------------------
                                                            2005                            2004
                                                 ---------------------------    ---------------------------
                                                                 Weighted                         Weighted
                                                                 Average                           Average
                                                                 Exercise                         Exercise
                                                  Shares          Price           Shares            Price
                                                 ---------     -------------    ------------    -----------


Outstanding at Beginning of Period                  45,388      $    8.60          102,057      $     8.59
Granted                                                  0                               0
Exercised                                          (12,566)          8.60          (31,656)           8.60
Surrendered                                              0                               0
Forfeited                                                0                               0

                                                 ---------                      ----------
Outstanding at End of Period                        32,822      $    8.60           70,401      $     8.59
                                                 =========                      ==========


Options Exercisable at Period-End                   32,822      $    8.60           68,745      $     8.59
Weighted-Average Fair Value of
  Options Granted during the period                    n/a                             n/a


Information pertaining to options outstanding at March 31, 2005 is as follows:

                                       Options Outstanding                        Options Exercisable
                        -----------------------------------------------    ------------------------------
                                            Weighted
                                             Average         Weighted                         Weighted
                                            Remaining        Average                           Average
     Range of              Number          Contractual       Exercise         Number          Exercise
  Exercise Prices        Outstanding          Life            Price         Exercisable         Price
--------------------    --------------    --------------    -----------    --------------    ------------

   $8.00 - $9.00               32,822       3.8 years        $8.60            32,822         $   8.60



The Company has purchased 33,162 and 48,560 shares as of March 31, 2005 and December 31, 2004, respectively, of its common stock, which is being held in trusts for when the stock options are exercised. A contra-equity account has been established to reflect the costs of such shares held in trusts.

Note 6 - Improvement Plan for Main Office Facility

The company completed construction and moved into its new main office facility during September 2005. The new building consists of 15,000 square feet at a cost of approximately $2.75 million.


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

Share-Based Payment


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Bank beginning January 1, 2006. The effect of this pronouncement on the Company's financial statements should not be material provided that no additional stock options are issued in future periods.


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


Note 8 - Current Items in Process with the Securties and Exchange Commission

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

                                           March 31, 2005      December 31, 2004
                                         -----------------     -----------------
                                            (Dollars in          (Dollars in
                                              Thousands)           Thousands)
                                          Amount    Percent    Amount    Percent
Type of Loan:
Real estate loans:
  One- to four-family residential       $ 62,686    75.8%      $ 63,037    76.6%

  Commercial                              10,039    12.1%        10,227    12.4%

  Construction                             5,028     6.1%         4,172     5.1%

Consumer loans:

  Automobile                               1,170     1.4%         1,282     1.6%

  Loans to depositors, secured by deposits 1,224     1.5%         1,224     1.5%

  Home equity and second mortgage            998     1.2%           734     0.9%

  Other                                    1,595     1.9%         1,567     1.9%
                                         -------   ------       -------  -------
                                         $82,740   100.0%       $82,243   100.0%
                                         -------   ======       -------  =======
Less:

  Loans in process                         2,101                  2,085

  Deferred fees and discounts                348                    348

  Allowance for loan losses                  997                    980
                                         -------                -------
    Total                                $79,294                $78,830
                                         -------                -------

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


Our shareholders' equity increased $145,000 from $18.42 million at December 31, 2004 to $18.56 million at March 31, 2005. The Company's equity increased primarily due to net income of $426,000 and proceeds from stock options exercised of $68,000, and a decrease in unearned compensation related to the Company's ESOP of $116,000, offset by a decrease in accumulated other comprehensive income of $448,000 and the cost of purchasing shares in the stock option plan trusts of $13,000. The market value of UTBI's investment portfolio decreased due to changes in the current interest rate environment.


Discussion of Results of Operations for the Three Months Ended March 31, 2005 and 2004


Our net income for the three months ended March 31, 2005 was $426,000, which was an increase of $109,000 from the amount we earned during the three months ended March 31, 2004. Basic earnings per share for the three months ended March 31, 2005 was $0.38 compared to $0.29 for the same period in 2004. Diluted earnings per share for the three months ended March 31, 2005 was $0.37 compared to $0.28 for the same period in 2004. Basic average shares outstanding for three months ended March 31, 2005 was 1,123,314 shares and 1,093,565 shares for the three months ended March 31, 2004. Average dilutive potential shares outstanding were 20,747 and 20,337 respectively.


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

Noninterest expenses decreased $216,000 from $891,000 for the three months ended March 31, 2004 to $675,000 for the three months ended March 31, 2005. The decrease in noninterest expense was primarily from a decrease compensation and benefits of $249,000, offset by an increase in other noninterest expenses of $29,000. The decrease in compensation and benefits resulted from the mark to market adjustment on the Directors Long-term Incentive Plan, which was a benefit of $38,000 for the current quarter, and a $20,000 decrease to the directors deferred compensation liability compared to an expense of $57,000 and $152,000, respectively, for the comparable period of 2004. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the period. The expense related to the repurchase of common stock from employees and directors decreased $23,000 from $72,000 for the three months ended March 31, 2004 to $49,000 for the three months ended March 31, 2005.

Our effective tax rates for the three months ended March 31, 2005 and 2004 were 35% and 38.7%, respectively. The decrease in our effective tax rate for the period in 2005 was due primarily to an increase in income from municipal investment securities which are not subject to federal income tax.


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

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED TENNESSEE BANKSHARES, INC.
                           Registrant



Date: December 6, 2005     /s/Richard G. Harwood
                           ---------------------------------------------
                           Richard G. Harwood
                           President and Chief Executive Officer
                           (Duly Authorized Representative and
                           Principal Financial and Accounting Officer)

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



Date:  December 6, 2005                      /s/Richard G. Harwood
                                             -----------------------------------
                                             Richard G. Harwood
                                             President and
                                             Chief Executive Officer

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



Date: December 6, 2005                   /s/Chris H. Triplett
                                         ---------------------------------------
                                         Chris H. Triplett
                                         Controller

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

Date:  December 6, 2005                   /s/Richard G. Harwood
                                         ---------------------------------------
                                         Richard G. Harwood
                                         President and
                                         Chief Executive Officer

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

Date:  December 6, 2005                /s/Chris H. Triplett
                                       -----------------------------------------
                                       Chris H. Triplett
                                       Controller