Form 10QSB/A
period 2005-06-30
UNITED TENNESSEE BANKSHARES INC
filed 2005-12-06
CIK 1045689

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


State the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2005: 1,135,011
                            ---------

Transitional Small Business Disclosure Format (Check one):  Yes { }   No {X}

                                EXPLANATORY NOTE
                                ----------------

The Company is amending this Form 10-QSB for the three and six months ended June 30, 2005 to restate its unaudited financial statements for the three and six months ended June 30, 2005 and 2004.

On November 8, 2005, we received verbal notification from our independent registered accounting firm Pugh & Company, P.C. that our financial statements contained in our annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and the quarterly reports on From 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 must be restated to correct the recording of expense associated with the repurchase of our common stock from employees and directors for the affected periods. Management and the board of directors determined that the Company did not correctly record the expense associated with the repurchase of its common stock from employees and directors for the years ended December 31, 2003 and 2004, and for the interim periods of March 31, June 30, and September 30, 2005. The Company has consistently applied APB Opinion No. 25 in accounting for its 1999 Stock Option Plan. When stock options were issued, the amount of the options and the exercise price was fixed, and the exercise price was equal to the fair market value of the stock on the date granted. Accordingly, the Company did not record any compensation cost when the stock options were issued. Stock options were exercised by employees and directors and the stock was immediately repurchased by the Company. The Company had previously repurchased stock using its Stock Option Plan Trusts to provide for the shares needed when the options were exercised. The cost of these repurchased shares was recorded in a contra-equity account called "Stock Option Plan Trusts Contra Account" which reduced shareholders' equity. When the options were exercised and the stock repurchased, the cost basis of the shares was adjusted in the Stock Option Plan Trusts Contra Account. After further research of APB Opinion No. 25 and related interpretation FIN 44, management and the board of directors have determined that the amount of cash paid to employees and directors should have been charged to compensation expense, net of any statutory federal or state tax withholding and payroll taxes paid from the proceeds. In addition, earnings per share were computed incorrectly due to incorrectly including the shares in the various trust accounts in the computation of outstanding shares for 2002 through 2005.

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of December 31, 2004 and June 30, 2005:

                                                  December 31, 2004
                                       Originally        As          Increase
                                        Reported      Restated      (Decrease)
                                       ----------     --------      ----------
Common Stock                            $ 11,098      $ 11,459       $  361
Shares in Stock Option Plan Trusts
- Contra Account                            (749)         (500)         249
Retained Earnings                          7,258         6,648         (610)
Total Shareholders' Equity                18,419        18,419            0


                                                   June 30, 2005
                                       Originally        As          Increase
                                        Reported      Restated      (Decrease)
                                       ----------     --------      ----------
Common Stock                            $ 10,762      $ 11,273       $  511
Shares in Stock Option Plan Trusts
- Contra Account                            (508)         (318)         190
Retained Earnings                          7,776         7,075         (701)
Total Shareholders' Equity                18,849        18,849            0

The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the three month and six month periods ended June 30, 2004 and 2005:

                                                           Three months ended           Six months ended
                                                              June 30, 2004              June 30, 2004
                                                           ------------------           ----------------


Net Income as Previously Reported                                  $ 499                     $ 891
Increase in Compensation Expense                                    (137)                     (210)
Increase in Income Tax Expense                                       (20)                      (23)
                                                                   ------                    ------
Net Income as Restated                                             $ 342                     $ 658
                                                                   ======                    ======
Earnings Per Share as Previously Reported:
  Basic                                                            $0.41                     $0.73
  Diluted                                                          $0.41                     $0.72
Earnings Per Share as Restated:
  Basic                                                            $0.31                     $0.60
  Diluted                                                          $0.30                     $0.59



                                                            Three months ended             Six months ended
                                                               June 30, 2005                 June 30, 2005
                                                            ------------------             -----------------

Net Income as Previously Reported                                       $ 515                     $ 992
Increase in Compensation Expense                                          (40)                      (89)
Increase in Income Tax Expense                                              0                        (2)
                                                                       -------                    -------
Net Income as Restated                                                  $ 475                     $ 901

Earnings Per Share as Previously Reported:
  Basic                                                                 $0.43                     $0.83
  Diluted                                                               $0.43                     $0.83
Earnings Per Share as Restated:
  Basic                                                                 $0.42                     $0.80
  Diluted                                                               $0.41                     $0.79

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

        Item 1. Financial Statements

                Consolidated Statements of Financial Condition
                as of June 30, 2005 (Unaudited) and December 31, 2004......    3

                Consolidated Statements of Income for the
                Three-Month and Six-Month Periods Ended
                June 30, 2005 and 2004 (Unaudited).........................    4

                Consolidated Statements of Comprehensive Income
                for the Three-Month and Six-Month Periods
                Ended June 30, 2005 and 2004 (Unaudited)...................    5

                Consolidated Statement of Changes in Shareholders'
                Equity for the Six-Month Period Ended
                June 30, 2005 (Unaudited)..................................    6

                Consolidated Statements of Cash Flow for the
                Six-Month Periods Ended June 30, 2005 and 2004
                (Unaudited)................................................    7

                Notes to Consolidated Financial Statements for the
                Three-Month and Six-Month Periods Ended June 30, 2005
                and 2004 (Unaudited).......................................    9

        Item 2. Management's Discussion and Analysis or
                Plan of Operation..........................................   15

        Item 3. Controls and Procedures....................................   21


PART II.  OTHER INFORMATION
          -----------------

        Item 1. Legal Proceedings .........................................   22

        Item 2. Changes in Securities and Use of Proceeds..................   22

        Item 3. Defaults upon Senior Securities............................   22

        Item 4. Submission of Matters to a Vote of Security Holders........   22

        Item 5. Other Information..........................................   22

        Item 6. Exhibits and Reports on Form 8-K...........................   22

SIGNATURES      ...........................................................   23

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

Shareholders' equity:


 Common stock - no par value,  Authorized  20,000,000  shares;
   Issued 1,180,999 shares in 2005 and 1,196,999 shares in 2004;
   Outstanding 1,133,690 shares in 2005 and 1,102,747 shares
   in 2004                                                         11,273           11,459
 Unearned compensation - ESOP                                           0             (180)
 Shares in grantor trust - contra account                            (224)            (224)
 Shares in stock option plan trusts - contra account                 (318)            (500)
 Retained earnings                                                  7,075            6,648


 Accumulated other comprehensive income                             1,043            1,216
                                                              ------------    -------------

  Total shareholders' equity                                       18,849           18,419
                                                              ------------    -------------
Total liabilities and equity                                   $  118,244      $   122,659
                                                              ============    =============

   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004


                                                                       (In Thousands Except            (In Thousands Except
                                                                      per Share Information)          per Share Information)
                                                                    ----------------------------    ---------------------------
                                                                        Three Months Ended               Six Months Ended
                                                                    ----------------------------    ---------------------------
                                                                             June 30,                        June 30,
                                                                    ----------------------------    ---------------------------
                                                                       2005            2004            2005            2004
                                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                    ------------    ------------    ------------    -----------

Interest income:
 Loans                                                               $    1,362     $     1,353     $     2,711     $     2,709
 Investment securities                                                      333             339             676             662
 Other interest-earning assets                                               17               2              22               5
                                                                    ------------    ------------    ------------    -----------
  Total interest income                                                   1,712           1,694           3,409           3,376
                                                                    ------------    ------------    ------------    -----------
Interest expense:
 Deposits                                                                   537             391           1,014             767
 Advances from Federal Home Loan Bank                                         4               0               6               0
                                                                    ------------    ------------    ------------    -----------
  Total interest expense                                                    541             391           1,020             767
                                                                    ------------    ------------    ------------    -----------
Net interest income                                                       1,171           1,303           2,389           2,609

Provision for loan losses                                                    18              24              36              52
                                                                    ------------    ------------    ------------    -----------

Net interest income after provision for loan losses                       1,153           1,279           2,353           2,557
                                                                    ------------    ------------    ------------    -----------

Noninterest income:
 Deposit account service charges                                             74              75             144             147
 Loan service charges and fees                                               24              26              53              55
 Net gain (loss) on sales of investment securities available for sale       484               0             484               0
 Other                                                                       48              32              79              61
                                                                    ------------    ------------    ------------    -----------
  Total noninterest income                                                  630             133             760             263
                                                                    ------------    ------------    ------------    -----------

Noninterest expense:
 Compensation and benefits                                                  592             476             925           1,059
 Occupancy and equipment                                                     55              90             108             150
 Federal deposit insurance premiums                                          23               4              27               8
 Data processing fees                                                        86              87             170             165
 Advertising and promotion                                                   19              21              37              35
 Net (gain) loss on foreclosed real estate                                   (3)             (8)             (2)             (8)
 Amortization                                                                20              20              40              40
 Other                                                                      241             165             403             298
                                                                    ------------    ------------    ------------    -----------
  Total noninterest expense                                               1,033             855           1,708           1,747
                                                                    ------------    ------------    ------------    -----------

Income before income taxes                                                  750             557           1,405           1,073

Income taxes                                                                275             215             504             415
                                                                    ------------    ------------    ------------    -----------
Net income                                                           $      475     $       342     $       901     $       658
                                                                    ============    ============    ============    ============
Earnings per share
 Basic                                                               $     0.42     $      0.31     $      0.80     $      0.60
                                                                    ============    ============    ============    ===========
 Diluted                                                             $     0.41     $      0.30     $      0.79     $      0.59
                                                                    ============    ============    ============    ===========

The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                                         Three Months Ended           Six Months Ended
                                                      -------------------------    ------------------------
                                                              June 30,                    June 30,
                                                      -------------------------    ------------------------
                                                        2005           2004          2005          2004
                                                      ----------    -----------    ----------    ----------
                                                          (Unaudited - in              (Unaudited - in
                                                             thousands)                  thousands)

Net income                                               $  475        $  342         $  901       $  658
                                                      ----------    -----------    ----------    ----------
Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on investment securities         927          (863)           205         (501)
 Less reclassification adjustment for gains\losses
  included in net income                                   (484)            0           (484)           0
 Less income taxes related to unrealized
  gains\losses on investment securities                    (168)          328            106          190
                                                      ----------    -----------    ----------    ----------
   Other comprehensive income (loss), net of tax            275          (535)          (173)        (311)
                                                      ----------    -----------    ----------    ----------

Comprehensive income (loss)                              $  750        $ (193)        $  728       $  347
                                                      ==========    ===========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

                                                          Shares in     Shares in                Accumulated
                                                                           Stock
                                             Unearned      Grantor       Option                     Other        Total
                                                           Trust -       Plan -
                               Common      Compensation    Contra       Contra       Retained   Comprehensive  Shareholders'
                               Stock           ESOP        Account       Account      Earnings     Income        Equity
                               -------      -----------   -----------   ----------    --------   ------------  -----------
                                                            (Unaudited-In Thousands)

Balances, beginning of period  $11,459           (180)         (224)         (500)      6,648      1,216           18,419

Net income                           0              0             0             0         901          0              901

Other comprehensive income
(loss)                               0              0             0             0           0       (173)            (173)

Retirement of Stock held
in the Stock Option Plan
Trust                             (188)             0             0           188           0          0                0

Purchase of Stock to be
 held in the Stock Option Plan
 Trusts                              0              0             0           (68)          0          0              (68)


Payment on ESOP loan
principal                            0            180             0             0           0          0              180

Dividends paid                       0              0             0             0        (474)         0             (474)

Proceeds from exercise of
  stock options                      0              0             0            68           0          0               68

Increase to common stock for
 income tax reduction related
 to stock options exercised          2              0             0             0           0          0                2

Increase in cost basis for
 withholding tax on stock
 options exercised                   0              0             0            (6)          0          0               (6)
                               -------      ---------     ---------     ---------    --------   ---------      -----------


Balances, end of period      $  11,273      $       0     $    (224)    $    (318)   $  7,075   $  1,043       $   18,849
                               =======      =========     =========     =========    ========   =========      ===========



The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND 2004


                                                                           Six Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                          2005          2004
                                                                           (Unaudited - in
                                                                              thousands)
                                                                       -------------------------

Operating Activities:

 Net income                                                            $      901     $     658
                                                                       -----------    ----------

 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for loan losses                                                   36            52
   Depreciation                                                                33            46
   Amortization of goodwill                                                    40            40
   Net (gain) loss on sales of foreclosed real estate                          (2)           (8)
   Federal home loan bank stock dividends                                     (23)          (19)
   Net (gain) loss on sales of investment securities available for sale      (484)            0
   Increase in common stock for income tax reduction related to stock
    options exercised                                                           2            23
   Increase in cash surrender value of bank-owned life insurance              (36)          (35)
   (Increase) Decrease in:
    Accrued interest receivable                                               (17)          (84)
    Other assets                                                               53           (19)
   Increase (Decrease) in:
    Accrued interest payable                                                  (23)           22
    Accrued income taxes                                                       37             0
    Accrued benefit plan liabilities                                          (61)          (29)
    Other liabilities                                                          79            70
                                                                       -----------    ----------
     Total adjustments                                                       (366)           59
                                                                       -----------    ----------
Net cash provided by operating activities                                     535           717
                                                                       -----------    ----------
Investing Activities:
 Purchases of investment securities available for sale                          0       (14,799)
 Proceeds from maturities of investment securities available for sale       1,912             0
 Payments received on investment securities available for sale              1,544         5,057
 Proceeds from sales of investment securities available for sale            3,885             0
 Net (increase) decrease in loans                                          (1,535)          571
 Purchases of premises and equipment, net                                  (1,325)         (140)
 Proceeds from sales of foreclosed real estate                                 60           149
                                                                       -----------    ----------
Net cash provided by (used in) investing activities                         4,541        (9,162)
                                                                       -----------    ----------


The accompanying notes are an integral part of these financial statements.

                UNITED TENNESSEE BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 AND 2004


                                                                          Six Months Ended
                                                                         2005          2004
                                                                       ----------    ----------
                                                                           (Unaudited - in
                                                                             thousands)

Financing Activities:
 Dividends paid                                                             (474)          (442)
  Net increase (decrease) in deposits                                     (3,771)         6,391
 Purchase of common stock                                                    (68)           (54)
 Proceeds from exercise of stock options                                      68            206
 Increase in cost basis for withholding tax on stock options exercised        (6)           (66)
 Payment on ESOP loan and release of shares                                  180            171
 Net repayment of advances from Federal Home Loan Bank                    (1,000)             0
                                                                       ----------    ----------

Net cash provided by (used in) financing activities                       (5,071)         6,206
                                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents                           5         (2,239)

Cash and cash equivalents, beginning of period                             3,444          5,196
                                                                       ----------    ----------

Cash and cash equivalents, end of period                               $   3,449     $    2,957
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


                                                         Three Months Ended       Six Months Ended
                                                         --------------------    --------------------
                                                              June 30,                June 30,
                                                         --------------------    --------------------
(In thousands, except per share data)                     2005          2004        2005        2004
                                                         --------    --------    --------    --------


Net Income, as restated                                  $  475      $   342     $   901     $   658
Add: Stock-Based Employee Compensation Expense,
 net of tax                                                  25           85          55         129
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                  0            0           0           0
                                                         --------    --------    --------    --------
Pro forma net income                                     $  500      $   427     $   956     $   787

                                                         ========    ========    ========    ========
Earnings per share:
  Basic - as restated                                    $ 0.42      $  0.31     $  0.80     $  0.60
                                                         ========    ========    ========    ========
  Basic - pro forma                                      $ 0.44      $  0.39     $  0.85     $  0.71
                                                         ========    ========    ========    ========
  Diluted - as restated                                  $ 0.41      $  0.30     $  0.79     $  0.59
                                                         ========    ========    ========    ========
  Diluted - pro forma                                    $ 0.43      $  0.38     $  0.83     $  0.70

                                                         ========    ========    ========    ========

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                              Period Ended
                         ------------------------
                                 June 30,
                         ------------------------
                           2005          2004
                         ----------    ----------
Dividend Yield             3.5%          3.5%
Expected Life            8.5 years     8.5 years
Expected Volatility        52.0%         52.0%
Risk-Free Interest Rate    4.8%          4.8%



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

The following table presents the originally reported amounts and the restated amounts in the consolidated statements of financial condition as of December 31, 2004 and June 30, 2005:

                                                  December 31, 2004
                                       Originally        As          Increase
                                        Reported      Restated      (Decrease)
                                       ----------     --------      ----------
Common Stock                            $ 11,098      $ 11,459       $  361
Shares in Stock Option Plan Trusts
- Contra Account                            (749)         (500)         249
Retained Earnings                          7,258         6,648         (610)
Total Shareholders' Equity                18,419        18,419            0


                                                   June 30, 2005
                                       Originally        As          Increase
                                        Reported      Restated      (Decrease)
                                       ----------     --------      ----------
Common Stock                            $ 10,762      $ 11,273       $  511
Shares in Stock Option Plan Trusts
- Contra Account                            (508)         (318)         190
Retained Earnings                          7,776         7,075         (701)
Total Shareholders' Equity                18,849        18,849            0

The following table presents the impact of the compensation adjustment and correction of the calculation of earnings per share on consolidated net income and earnings per share for the three month and six month periods ended June 30, 2004 and 2005:

                                                           Three months ended           Six months ended
                                                              June 30, 2004              June 30, 2004
                                                           ------------------           ----------------


Net Income as Previously Reported                                  $ 499                     $ 891
Increase in Compensation Expense                                    (137)                     (210)
Increase in Income Tax Expense                                       (20)                      (23)
                                                                   ------                    ------
Net Income as Restated                                             $ 342                     $ 658
                                                                   ======                    ======
Earnings Per Share as Previously Reported:
  Basic                                                            $0.41                     $0.73
  Diluted                                                          $0.41                     $0.72
Earnings Per Share as Restated:
  Basic                                                            $0.31                     $0.60
  Diluted                                                          $0.30                     $0.59


                                                            Three months ended             Six months ended
                                                               June 30, 2005                 June 30, 2005
                                                            ------------------             -----------------

Net Income as Previously Reported                                       $ 515                     $ 992
Increase in Compensation Expense                                          (40)                      (89)
Increase in Income Tax Expense                                              0                        (2)
                                                                       -------                    -------
Net Income as Restated                                                  $ 475                     $ 901
                                                                       =======                    =======
Earnings Per Share as Previously Reported:
  Basic                                                                 $0.43                     $0.83
  Diluted                                                               $0.43                     $0.83
Earnings Per Share as Restated:
  Basic                                                                 $0.42                     $0.80
  Diluted                                                               $0.41                     $0.79

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


Earnings per share have been computed based on the following:

                                                Three Months Ended              Six Months Ended
                                             --------------------------    ---------------------------
                                                     June 30,                       June 30,
                                             --------------------------    ---------------------------
                                                2005           2004           2005            2004
                                             -----------    -----------    ------------    -----------

Average number of shares outstanding          1,129,808      1,105,667       1,126,579      1,103,748
Effect of dilutive options                       20,747         20,747          20,747         20,747
                                             -----------    -----------    ------------    -----------
Average number of shares outstanding used
  to calculate earnings per share             1,150,555      1,126,414       1,147,326      1,124,495
                                             ===========    ===========    ============    ===========


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

The Company's board of directors has approved the issuance of stock options under the Plan to certain members of the board of directors and senior management. The options vest at a rate of 25% per year, expire in ten years, and establish an exercise price equal to the fair value of the Company's stock on the date the option is granted. The board of directors granted 202,676 options in 1999 and 6,623 options in 2001. During the six month period ended June 30, 2005, 20,727 options were exercised (51,408 shares exercised in 2004). Stock options awarded and outstanding totaled 24,661 and 50,649 as of June 30, 2005 and 2004, respectively.

A summary of the status of the Company's stock option plan is presented below:

                                                  Six Months Ended June 30,
                                     -----------------------------------------------------
                                               2005                        2004
                                     -------------------------    ------------------------
                                                   Weighted                     Weighted
                                                   Average                      Average
                                                   Exercise                     Exercise
                                       Shares       Price          Shares        Price
                                     ----------    -----------    ---------    -----------


Outstanding at Beginning of Period      45,388        $  8.60      102,057        $  8.59
Granted                                      0                           0
Exercised                              (20,727)          8.60      (51,408)          8.60
Surrendered                                  0                           0
Forfeited                                    0                           0
                                     ----------                   ---------
Outstanding at End of Period            24,661        $  8.60       50,649        $  8.59
                                     ==========                   =========


Options Exercisable at Period-End       24,661        $  8.60       48,993        $  8.59
Weighted-Average Fair Value of
  Options Granted during the period        n/a                         n/a


Information pertaining to options outstanding at June 30, 2005 is as follows:

                                Options Outstanding                   Options Exercisable
                    --------------------------------------------   --------------------------
                                    Weighted
                                       Average        Weighted                     Weighted
                                      Remaining       Average                       Average
    Range of           Number        Contractual      Exercise       Number        Exercise
Exercise Prices     Outstanding         Life           Price       Exercisable       Price
-----------------   -------------    ------------    -----------   ------------    ----------

 $8.00 - $9.00            24,661      3.6 years       $  8.60          24,661        $8.60

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


Note 8 - Current Items in Process with the Securities and Exchange Commission

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

Our operations and those of the thrift industry as a whole are significantly affected by prevailing economic conditions, competition and the monetary and fiscal policies of governmental agencies. Our lending activities are influenced by demand for and supply of housing and competition among lenders and the level of interest rates in our market area. Our deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing instruments, account maturities and the levels of personal income and savings in our market area.
                                       16

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


                                          June 30, 2005        December 31, 2004
                                    --------------------    --------------------
                                        (Dollars in             (Dollars in
                                          Thousands)              Thousands)
                                     Amount     Percent      Amount      Percent
Type of Loan:
Real estate loans:
  One- to four-family residential   $ 62,860    75.3%      $ 63,037    76.6%

  Commercial                          10,700    12.8%        10,227    12.4%

  Construction                         5,031     6.0%         4,172     5.1%

Consumer loans:

  Automobile                           1,106     1.3%         1,282     1.6%

  Loans to depositors,
   secured by deposits                 1,160     1.4%         1,224     1.5%

  Home equity and second mortgage      1,026     1.2%           733     0.9%

  Other                                1,643     2.0%         1,568     1.9%
                                    --------- --------     --------  --------
                                      83,526   100.0%        82,243   100.0%
                                    --------- ========     --------  ========

Less:

  Loans in process                     1,770                  2,085

  Deferred fees and discounts            347                    348

  Allowance for loan losses            1,010                    980
                                   ----------              ---------
    Total                           $ 80,399               $ 78,830
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


Our shareholders' equity increased $430,000 from $18.4 million at December 31, 2004 to $18.8 million at June 30, 2005. The Company's equity increased primarily due to net income of $901,000 and proceeds from stock options exercised of $68,000, and a decrease in unearned compensation related to the Company's ESOP of $180,000, offset by dividends paid of $474,000, costs of purchasing shares in the stock option plan trusts of $68,000, and a decrease in accumulated other comprehensive income of $173,000. The market value of UTBI's investment portfolio decreased due to changes in the current interest rate environment


Discussion of Results of Operations for the Three Months Ended June 30, 2005 and 2004


Our net income for the three months ended June 30, 2005 was $475,000, which was an increase of $133,000 from the amount we earned during the three months ended June 30, 2004. Basic and diluted earnings per share for the three months ended June 30, 2005 were $0.42 and $0.41, respectively compared to $0.31 and $0.30 for the same period in 2004. Basic average shares outstanding for three months ended June 30, 2005 was 1,129,808 shares and 1,105,667 shares for the three months ended June 30, 2004. Average dilutive potential shares outstanding were 20,747 for both periods.


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


Noninterest expenses increased $178,000 from $855,000 for the three months ended June 30, 2004 to $1,033,000 for the three months ended June 30, 2005. The increase in noninterest expense was primarily from an increase in compensation and benefits of $116,000, and an increase in other non-interest expense of $76,000. The increase in compensation and benefits resulted primarily from the mark to market adjustment on the Directors Incentive Plan of $65,000 and a $135,000 increase to the directors deferred compensation liability offset by a decrease in the cost of stock options exercised and stock repurchased by the company of $97,000. The directors have an option of deferring their fees and earning a market return on the balance. The return on both plans is based on the percentage increase or decrease in the market value of United Tennessee Bankshares stock for the period. The increase in the other non-interest expense category reflects the increase in legal, accounting and consulting fees associated with the April 14, 2005 announcement of United Tennessee Bankshares proposed going private transaction.

Our effective tax rates for the three months ended June 30, 2005 and 2004 were 36.7% and 31.8%, respectively. The lower effective tax rate for the period in 2004 was due to the Company holding a larger portfolio of tax-exempt securities.


Discussion of Results of Operations for the Six Months Ended June 30, 2005 and 2004


Our net income for the six months ended June 30, 2005 was $901,000, which was an increase of $243,000 from the amount we earned during the six months ended June 30, 2004. Basic and diluted earnings per share for the six months ended June 30, 2005 were $0.80 and $0.79, respectively, compared to $0.60 and $0.59 for the same period in 2004. Basic average shares outstanding for six months ended June 30, 2005 was 1,126,579 shares and 1,103,748 shares for the six months ended June 30, 2004. Average dilutive potential shares outstanding were 20,747 and 20,747, respectively.


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


Noninterest expenses decreased $39,000 from $1.75 million for the six months ended June 30, 2004 to $1.71 million for the six months ended June 30, 2005. The decrease in noninterest expense was primarily from a decrease in compensation and benefits of $134,000 partially offset by an increase in other noninterest expense of $105,000. The decrease in compensation and benefits is a result of fewer stock options being exercised and the Company repurchasing those shares in 2005 versus 2004. The increase in the other non-interest expense category reflects the increase in legal, accounting and consulting fees associated with the April 14, 2005 announcement of United Tennessee Bankshares proposed going private transaction.

Our effective tax rates for the six months ended June 30, 2005 and 2004 were 35.9% and 38.7%, respectively.


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

                                   UNITED TENNESSEE BANKSHARES, INC.
                                   Registrant



Date:  December 6, 2005              /s/Richard G. Harwood
                                   -----------------------------------------
                                     Richard G. Harwood
                                     President and Chief Executive Officer
                                     (Duly Authorized and Representative
                                     and Principal Financial and Accounting
                                     Officer)

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


Date:  December 6, 2005                     /s/Richard G. Harwood
                                            ------------------------------------
                                            Richard G. Harwood
                                            President and
                                            Chief Executive Officer

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



Date: December 6, 2005                      /s/Chris H. Triplett
                                            ------------------------------------
                                            Chris H. Triplett
                                            Chief Financial Officer

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


Date:  December 6, 2005                /s/Chris H. Triplett
                                       -----------------------------------------
                                       Chris H. Triplett
                                       Chief Financial Officer